Form 10-K
period 2021-12-31
T Series Middle Market Loan Fund LLC
filed 2022-03-22
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 814-01453
T Series Middle Market Loan Fund LLC
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	87-3271290 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 22, 2022, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s limited liability company common units outstanding at March 22, 2022 was 11,767,679.

T Series Middle Market Loan Fund LLC
SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to T Series Middle Market Loan Fund LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable. We were formed as a Delaware limited liability company formed on September 14, 2021 with the name “MS BDC 4 LLC” and changed our name to “T Series Middle Market Investment Loan Fund LLC” on September 21, 2021 and to “T Series Middle Market Loan Fund LLC” on October 4, 2021
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Common Units” refers to our common units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the period from September 14, 2021 (inception) to December 31, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•changes in the general interest rate environment;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives, including as a result of the Coronavirus pandemic;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

PART I
Item 1. Business
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Form 10-K, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and prospectively alternative reference rates including the Secured Overnight Financing Rate, or SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from distributions on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these ratings agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, financial sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we will be able to offer attractive risk-adjusted returns to our investors.
Despite the effects of the ongoing Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus. See “—Coronavirus Developments” below.
On October 21, 2021, we completed our initial closing (“Initial Closing”) and entered into subscription agreements (a “Subscription Agreement”) for capital commitments to purchase Common Units, in a private placement and received aggregate capital commitments to purchase Common Units of $1.0 billion.
We may draw down Capital Commitments to make investments or pay expenses at any time during the period beginning on our Initial Closing and ending on the earlier of (i) the date that is one year after the receipt of notice from a majority of our common unitholders of a desire to terminate the investment period, provided that such notice may not be provided prior to the fourth anniversary of the Initial Closing and (ii) the date on which we provide notice to our common unitholders of the termination of the investment period, in each case, unless earlier terminated in accordance with the LLC Agreement (“the Investment Period”). After the expiration of the Investment Period, we may draw down remaining Capital Commitments, if any, to the extent necessary: (a) to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of financings, or other obligations, contingent or otherwise (including the fees payable to the Adviser pursuant to the Investment Advisory Agreement (as defined below), whether incurred before or after the end of the Investment Period, (b) to fulfill investment commitments made or approved by the Adviser prior to the expiration of the Investment Period or complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), where, for the avoidance of doubt, follow-on investments do not include payment obligations of the Company pursuant to a delayed draw term loan or similar contractual agreement where the Company does not have discretion to refuse to fund a subsequent payment to the portfolio company so long as the conditions of the agreement are satisfied, provided, that such drawdowns pursuant to this clause (c) shall not exceed 15% of total aggregate Capital Commitments, and/or (d) for us to comply with applicable laws and regulations, including the 1940 Act and the Code.
We do not intend to target a quotation or listing of our Common Units on a national securities exchange, including an initial public offering (an “Exchange Listing”). If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders.
The term of the Company will continue until the fourth anniversary of the expiration of the Investment Period, subject to extension for up to an additional one-year period pursuant to the approval of the unitholders and the Adviser’s recommendation with the approval of the Board of Directors of the Company (the “Board of Directors”), unless the Company is sooner dissolved, each as provided in our LLC Agreement, or by operation of law. The Company will be dissolved (i) upon the expiration of its term (as such term may be extended pursuant to the LLC Agreement), (ii) at any time upon (a) the affirmative vote of a majority of the full Board of Directors and (b) the affirmative vote of a majority of the holders of then-outstanding Common Units, voting together as a single class, (iii) if there are no members of the Company, unless the business of the Company is continued in accordance with our LLC Agreement or the Delaware Limited Liability Company Act (6 Del. C. §18-214, et seq.) (as amended from time to time, the “Delaware Act”), or (iv) upon the entry of a decree of judicial dissolution under the Delaware Act
The Adviser
Our Adviser, a wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, such as other BDCs, each with a similar investment strategy and investment objective to ours (each an “MS BDC” and, together, the “MS BDCs”). The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Adviser’s investment committee (the “Investment Committee”) servicing the Company is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 21 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals (the “Investment Team”) within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. The Adviser’s principal executive offices are located at 1585 Broadway, 39th Floor, New York, New York 10036.
The MS Private Credit Platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $100 million. As of December 31, 2021, Direct Lending managed approximately $8.6 billion in investable capital. Investable capital is calculated as total capital raised and actual or target leverage within each business line.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of January 1, 2022, Opportunistic Credit managed approximately $2.6 billion in investable capital.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions — Institutional Securities (“ISG”), Wealth Management (“WM”) and IM. We are not a subsidiary of or consolidated with Morgan Stanley and
Morgan Stanley does not guarantee any of our financial obligations.
As of December 31, 2021, IM managed approximately $1.6 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, a wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate.
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under an administration agreement, dated October 19, 2021, between us and the Administrator (the “Administration Agreement”). Our Board of Directors, including our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), will review the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliates. Our Administrator will be reimbursed for certain expenses it incurs on our behalf. See “Item II. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations — Expenses” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we reimburse to the Administrator.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally or that may emerge in the future, vaccine hesitancy and efficacy, the length of economic recovery, government policies and actions taken or to be taken in response to the pandemic have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Adviser continue to be fully operational.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by a board of directors, coupled with industry and/or operating expertise;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We intend to create a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (“U.K.”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors and typically avoiding sectors such as retail, restaurants and energy. In addition, we will seek to avoid investing in portfolio companies in the tobacco and controversial weapons sectors. In particular, we and the Adviser will not knowingly invest (whether as an initial investment or a follow on or subsequent investment) directly in a “Restricted Investment” (as determined in good faith and to our knowledge based upon reasonably available information at the time such investment is made). A “Restricted Investment” means investments in:
•any entity that derives 50% or more of its revenue from the manufacture of tobacco or tobacco-related products (a “Tobacco Producer”);
•securities issued or guaranteed by a Tobacco Producer and/or by entities classified as being in the tobacco industry according to the Bloomberg Industry Classification System (“BICS”); and
•instruments issued by or guaranteed by entities (“Controversial Weapons Producers”) that (as determined at the time of investment): (a) are directly involved in the development or production of; or (b) are involved in the use, stockpiling, acquisition, transfer, retention, development or production with a company directly involved in the development or production of:
•“cluster munitions or explosive bomblets” as those terms are defined in the Convention on Cluster Munitions adopted in Dublin on 30 May 2008;
•“chemical weapons” as the term is defined in the Convention on the Prohibition of the Development, Production, Stockpiling and Use of Chemical Weapons and on their Destruction;
•anti-personnel mines as referred to in the Convention on the Prohibition of the Use, Stockpiling, Production and Transfer of Anti-Personnel Mines and on their Destruction (Ottawa Treaty); or
•bacteriological (biological) and toxin weapons referred to in the Convention on the Prohibition of the Development, Production and Stockpiling of Bacteriological (Biological) and Toxin Weapons and on Their Destruction (Biological and Toxin Weapons Convention) and the 1925 Geneva Protocol.
Notwithstanding the foregoing, the above restrictions (i) shall not apply to passive or incidental investments in Restricted Investments, and (ii) shall not preclude continued participation (without any increase in the amount invested by us, provided, that for the avoidance of doubt, the amount invested by us includes a payment obligation of ours pursuant to a delayed draw term loan or similar contractual agreement where we do not have discretion to refuse to fund a subsequent payment to the portfolio company so long as the conditions of the agreement are satisfied (a “delayed draw obligation”)) in an investment which, after the date of such investment, becomes a Restricted Investment. We and our Adviser will not knowingly use other investment instruments in the Company to obtain indirect exposure to Restricted Investments. Our Adviser employs a rigorous and disciplined investment process to all investments and to avoid investing in portfolio companies that are Restricted Investments. See ‘‘— Investment Process.’’
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some or all of the following characteristics at the time of the initial investment, although not all our portfolio companies will meet these criteria:
•EBITDA of $15 – $100 million;
•Defensible, leading market positions;
•Niche strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.

We expect that over the long term and once we are fully invested, our investments will generally comply with the following limits, measured as a percentage of our gross assets:
•Target 70-80% first lien senior secured loans;
•Target 20-30% second lien senior secured loans, mezzanine debt, unsecured debt, and equity
•investments and other opportunistic asset purchases, provided, that equity investments will not exceed 5%;
•Typical investment represents up to 2%;
•No industry to represent more than 20%;
•Non-U.S. portfolio companies not to exceed 10%;
•Target of 75+ portfolio companies; and
•Target leverage of 1.0x-1.3x.
Key themes of our investment strategy to include:
•Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•Performing thorough fundamental business and industry due diligence;
•Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. Currently, we believe that the MS BDCs, including the Company, are the only BDC platform to serve as the primary middle-market loan investment vehicle within a global investment banking firm, which we believe represents a significant differentiating advantage for us. In addition to the Adviser’s relationship with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies which may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Ability to Leverage Morgan Stanley’s Relationships and Network
Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.
The Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) to assess potential investments and to determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses.
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s investment professionals maintain with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, have high barriers to entry, highly capable management teams and strong financial sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform. In addition, the investment professionals of the MS Private Credit platform have strong financial sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Investment Committee members servicing the Company have an average of over 21 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
Market Opportunity
Despite the ongoing effects of the Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We believe that uncertainty remains as a result of the Coronavirus pandemic, including uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally or that may emerge in the future, vaccine hesitancy and efficacy, the length of economic recovery, and government policies and actions taken or to be taken in response to the pandemic that have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that will affect our portfolio companies and could affect our financial condition and results of operations. Despite these factors and while we cannot predict the full impact of the Coronavirus pandemic, we believe we are well positioned to manage the current environment. In addition, we believe the middle-market direct lending market environment continues to provide attractive risk adjusted returns due to several historical factors.
Advantageous Market Landscape
We believe that the middle-market senior secured loan asset class remains a highly attractive investment area due to its significant size and historically strong risk adjusted returns. Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily as a result of changes in banking regulation and deal structure, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
We believe that focusing on lending to private equity owned middle-market businesses provides for an attractive risk adjusted return, with demonstrated stability of leverage multiples and attractive loan to value ratios due to significant equity contributions from the private equity owners.
Large and Growing U.S. Middle-Market with Favorable Market Trends
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require significant capital if these companies continue their growth. Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are over $595 billion of middle-market loans with maturities between the fourth quarter of 2021 and the third quarter of 2028 that will likely require a refinancing event. In addition, data from Preqin, Ltd., a provider of financial data and information on the alternative assets market, shows that as of December 31, 2021, there was approximately $530 billion of raised, but not yet invested, capital by North American private equity firms. We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Risk Adjusted Returns
Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans.
Furthermore, we believe middle-market loans typically maintain shorter maturities and often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans. Additionally, we believe the floating-rate nature of senior secured middle-market loans provides a natural hedge against inflation and mitigates interest rate risk while providing for increased returns in a rising interest rate environment.
Benefits of Middle-Market Focus
Middle-market companies with EBITDA between $15 million and $100 million are generally less levered than companies with EBITDA in excess of $100 million. We believe middle-market loans generally tend to be illiquid in exchange for many other benefits, including more attractive economics in the form of upfront fees, spreads and prepayment penalties. We believe, senior secured middle-market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure. Senior secured middle-market loans that are secured by the portfolio company's assets typically contain carefully structured covenant packages that allow lenders to take early action in situations where obligors underperform. These characteristics can provide protection against credit deterioration. Middle-market lenders are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated loan asset class.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management, and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The origination platform is complemented by opportunities sourced by the existing Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. We seek to capitalize on a significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with.
We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the Morgan Stanley origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team prepares a screening memo which is discussed with a subset of the Investment Committee at a Preliminary Screen meeting. At a Preliminary Screen meeting, the Investment Team presents an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. Opportunities that are approved at the Preliminary Screen meeting advance to the Due Diligence & Structuring phase.

Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the financial sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
1.Financial analysis;
2.Capital structure review;
3.Covenant analysis;
4.Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
5.Industry research;
6.Customer calls;
7.Industry expert calls;
8.Management background checks;
9.Consideration of environmental, social and governance (“ESG”) issues; and
10.Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a quarterly basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Jeffrey S. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, financial sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.
As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Adviser’s Internal Risk Rating system:

Category 1
In the opinion of our Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2	In the opinion of our Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3	In the opinion of our Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4
In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2021.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from rise in energy prices, volatility in foreign currency exchange rates, market impacts of responses to the COVID-19 pandemic, inflation expectation and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our investors. Morgan Stanley has advised and may advise clients with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of both Morgan Stanley and other entities, including those with investment objectives that overlap with ours. For instance, the Adviser serves as the investment adviser to the other MS BDCs, whose investment objectives overlap with our investment objectives.
These activities create potential conflicts in allocating investment opportunities among us and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and exemptive relief orders. The SEC has granted our Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined below), which are managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions specified thereunder (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objectives and strategies.

For a description of the potential conflicts of interest of the Company as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” and in particular, the section titled “Investments by Morgan Stanley and Its Affiliated Investment Accounts.”
Investments
We commenced our investment operations on November 4, 2021.
As of December 31, 2021, the fair value of our investments was approximately $364.4 million in 24 portfolio companies. From commencement of operations on November 4, 2021 through December 31, 2021, we made new investment commitments of approximately $569.5 million and new investment fundings (prior to any sale/repayments) of approximately $366.6 million.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$355,939	$355,939	97.7%
Second Lien Debt	2,836	2,836	0.8
Other Securities	5,623	5,623	1.5
Total	$364,398	$364,398	100.0%

The industry composition of our investments at fair value is as follows:

December 31, 2021
Air Freight & Logistics	6.1%
Biotechnology	5.2
Commercial Services & Supplies	28.5
Containers & Packaging	7.8
Distributors	4.9
Diversified Financial Services	6.4
Health Care Providers & Services	5.6
Insurance	15.0
Interactive Media & Services	— (1)
IT Services	7.9
Machinery	6.4
Software	6.2
Total	100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$364,398	$364,398	100.0%
Total	$364,398	$364,398	100.0%
See the Consolidated Schedule of Investments as of December 31, 2021 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
We intend to elect to be treated as a RIC under the Code and distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, our asset coverage ratio was 209.7%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Investment Advisory Agreement
We have entered into an investment advisory agreement, dated October 19, 2021 (the “Investment Advisory Agreement”), with our Adviser. Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations — Expenses” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we expect to reimburse to our Adviser.
Base Management Fee
The base management fee is calculated at an annual rate of 0.5% of our average called capital commitments, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, called capital commitments as of such quarter-end). Called capital commitments is defined in the Investment Advisory Agreement as the aggregate purchase price paid to purchase Common Units of the Company by all unitholders pursuant to a Subscription Agreement. Called capital commitments do not include assets acquired through the use of leverage. Our Adviser does not receive any fees on unused capital commitments. The base management fee for any partial quarter is appropriately prorated.
Incentive Fee
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each quarter or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding Preferred Units, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 8.5% of our pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Adviser.

The following is a graphical representative of the incentive fee calculation pursuant to the Investment Advisory Agreement:
Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income
Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)
If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Adviser to surpass the Hurdle Rate and receive an incentive fee on such net investment income. PIK interest and original issue discount (“OID”) will also increase our pre-incentive fee net investment income and make it easier to surpass the Hurdle Rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the base management fee.
Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Investment Advisory Agreement in an amount equal to 8.5% of our realized capital gains, if any, on a quarterly basis from the date of our election to be regulated as a BDC through the end of a given quarter or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation on a quarterly basis. For the purpose of computing the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly. Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.
Administration Agreement
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors or our unitholders and, in each case, our Independent Directors, voting separately.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or managed by the Administrator and its affiliates.
The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into. The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement)

arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act.
In addition, our Administrator has, pursuant to a sub-administration agreement, engaged State Street Bank and Trust Company (“State Street”), to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian, transfer agent, distribution paying agent and registrar.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this report and other reports and documents we file with the SEC.
Risks Relating to Our Business and Structure
•We have a limited operating history.
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•The discontinuation of LIBOR, may adversely affect our business and results of operations.
•We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors.
•We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
•We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•Our financial condition and results of operation depend on our ability to manage future growth effectively.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Common Units are illiquid investments for which there is not a secondary market.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•We are subject to risks associated with our Credit Facilities.
•Investors in our Common Units may fail to fund their capital commitments when due.
•Failure to qualify as a BDC would decrease our operating flexibility.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
•The Adviser and Administrator can each resign on 90 days’ notice, and we may not be able to find a suitable replacement within that time.
•The liability of each of the Adviser and the Administrator is limited.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Our investments, including our investments in private and middle-market portfolio companies, and we could lose all or part of our investments.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•We may not realize gains from our equity investments.
Risks Relating Investing in Our Common Units
•There is no public market for our Common Units.
•There are restrictions on holders of our Common Units.
•There is a risk that you may not receive distributions.
•Investing in our Common Units may involve an above average degree of risk.
General Risk Factors
•We are operating in a period of capital markets disruption and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Regulation as a Business Development Company
General
On October 19, 2021, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not intend to list our Common Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its unitholders. We intend to elect to be treated, and intend to qualify annually, as a RIC, commencing concurrently with our election to be regulated as a BDC. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies either of the following:
(i)does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 13, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 13, 2021. As a result of the unitholder approval, effective October 14, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us" refers to our Adviser”.

An investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote the Company securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our unitholders.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
We vote proxies relating to our portfolio securities in what we believe to be the best interest of our unitholders. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of our policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: T Series Middle Market Loan Fund LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in the Company, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each unitholder’s investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each unitholder’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
JOBS Act
We currently are and expect to remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of a quotation or listing of our Common Units;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.
Bank Holding Company Act
As a BHC that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Because a Morgan Stanley affiliate is acting as our Adviser, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as an FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.

Each investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule (as defined herein), Dodd-Frank and the BHCA may impact the investor.

Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2021, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this report, has affirmed the Exclusion through the fiscal year ending December 31, 2022.
Reporting Obligations and Available Information
We furnish our unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
Anti-Money Laundering, U.S. Department of the Treasury’s Office of Foreign Assets Control, and Foreign Corrupt Practices Act and Related Requirements.
The Adviser and the Company comply with policies and procedures consistent with the requirements of Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (including the implementing regulations thereunder, the “USA PATRIOT Act”), and may become subject to the requirements of the USA PATRIOT Act. Accordingly, to allow the Adviser and the Company to comply with such policies and procedures and any applicable U.S. and other anti-money laundering laws and regulations (including rules of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury), the Adviser and the Company may require investors to provide information regarding their identity, the identity of any of their beneficial owners, the sources of funds used to subscribe for shares in the Company and other information.
The Company may decline to accept a subscription if this information is not provided or on the basis of such information that is provided. The Adviser and the Company also reserve the right to refuse to make any dividend or other payment to a unitholder if they suspect or are advised that payment of such proceeds may be non-compliant with applicable laws or regulations, or if such refusal is considered necessary or appropriate to ensure the compliance by the Adviser and/or the Company with any applicable laws or regulations.
The Adviser and the Company may request such additional information from prospective investors as the Adviser and the Company deem necessary in order to comply with Morgan Stanley policies and procedures, the USA PATRIOT Act, or other relevant U.S. or other anti-money laundering legislation or regulations, and may provide such information to a government regulatory authority if the Adviser deems it necessary in order to comply with Morgan Stanley policies and procedures, the USA PATRIOT Act or other relevant U.S. or other anti-money laundering legislation or regulations administered or enforced by such government regulatory authority.
Requests for documentation and additional information may be made at any time during which a unitholder holds shares in the Company.
Sanctions Laws may prohibit Morgan Stanley, its affiliates and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at http://www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Sanctions Laws may significantly restrict or completely prohibit certain investment activities of both the Company and its portfolio entities. If the Company or any of its portfolio entities were to violate any such laws or regulations, it may face significant legal and monetary penalties.

The Company will require investors to represent that (i) neither they nor their underlying beneficial owners are natural persons or entities acting, directly or indirectly, in contravention of any applicable money laundering regulations or conventions of the United States or other international jurisdictions, or on behalf of terrorists, terrorist organizations or narcotics traffickers, including those persons or entities that are included on any relevant lists maintained by the United Nations, the European Union, OFAC, U.S. Federal Bureau of Investigation or other similar or successor entities, in each case as may be amended from time to time; or on behalf of a foreign shell bank or a U.S. financial institution that has established, maintains, administers or manages an account in the United States for, or on behalf of, a foreign shell bank and (ii) neither the subscriber nor any underlying beneficial owner of such subscriber is the subject of any sanctions, including by being included on the List of Specially Designated Nationals and Blocked Persons (see http://www.treas.gov/ofac), any U.S. Executive Order administered by OFAC, or any United Nations, European Union (including, for the avoidance of doubt, the U.K.) Norway or Switzerland sanctions lists, as amended from time to time or located, organized or resident in a country or territory that is the subject of comprehensive Sanctions Laws. Where the foregoing representations becomes untrue, the Company may be required to cease any further dealings with the unitholder’s interest in the Company, until such sanctions are lifted or a license is sought under applicable law to continue dealings.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Morgan Stanley, Morgan Stanley professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict the activities of the Company’s portfolio entities. If a portfolio entity were to violate any such laws or regulations, it may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that the Company’s portfolio entities become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that asset management firms in general and the funds that they manage, such as the Company, may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio entities. As such, a violation of the FCPA or other applicable regulations by a portfolio entity could have a material adverse effect on the Company.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has recently significantly expanded the reach of its anti-bribery laws with the U.K. Bribery Act, which in some ways is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. While Morgan Stanley has developed and implemented a stringent compliance program designed to ensure compliance by Morgan Stanley and its personnel with the FCPA and the U.K. Bribery Act, even reasonable compliance programs may not be effective in all instances to prevent violations. In addition, affiliates of portfolio entities, particularly in cases where the Company or another alternative investment fund, investment program, account or business advised by Morgan do not control such portfolio entity, third-party consultants, managers and advisors may engage in activities that could result in FCPA or U.K. Bribery Act violations. Any determination that Morgan Stanley has violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Morgan Stanley to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect Morgan Stanley’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objective and/or conduct its operations.
“Sanctions Laws” means any trade, economic or financial sanctions, laws, regulations, embargoes or restrictive measures imposed, administered or enforced, from time to time, by OFAC, the U.S. State Department, any other agency of the U.S. government, the United Nations, the European Union, her Majesty’s Treasure, or other relevant sanctions authority.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Units. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including unitholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that unitholders hold our Common Units as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.

A “U.S. unitholder” is a beneficial owner of our Common Units that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
A “non-U.S. unitholder” is a beneficial owner of our Common Units that is not a U.S. unitholder.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Common Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold Common Units should consult its tax advisors with respect to the purchase, ownership and disposition of Common Units.
Tax matters are very complicated and the tax consequences to a unitholder of an investment in our Common Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our investment company taxable income (“ICTI”), as defined by the code, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
Taxation as a RIC
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to unitholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as distributions to our unitholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year (the “Excise Tax Avoidance Requirement”). If we do not meet the required distributions under the Excise Tax Avoidance Requirement we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our ICTI for the taxable year of accrual, we may be required to make a distribution to our unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified distribution income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate distributions-received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to unitholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to unitholders, and which will be taxed to unitholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in Units.

Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by unitholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the unitholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our distributions to unitholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our unitholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate unitholders would be eligible to claim a dividends-received deduction with respect to such distributions and non-corporate unitholders would generally be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A. Risk Factors
Investing in our Units involves a number of significant risks. Before you invest in our Units, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed on September 14, 2021 and commenced investment operations on November 4, 2021. We are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, distribution or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a base management fee to our Adviser throughout this interim period irrespective of our performance. If the base management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or any preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
The discontinuation of LIBOR may adversely affect our business and results of operations.
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority (“FCA”) publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies and the FCA have issued guidance instructing banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021, with certain exceptions. The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties;
•Result in inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of a LIBOR with one or more alternative reference rates, including regulatory guidance regarding constraints on the entry into new U.S. dollar LIBOR-linked contracts after December 31, 2021;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress.
We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available to the Administrator throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
We do not have any internal management capacity or employees. Through staffing agreements, the Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals' diligence, skill and network of business contacts. In particular, we depend on the continued services of certain senior management personnel of the Adviser. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the co-investment exemptive order applicable to us, we may consider co-investing in portfolio investments with other alternative investment funds, regulated funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, program, accounts or business, the “Affiliated Investment Accounts”) or other accounts sponsored or managed by members of the Investment Committee, the Adviser or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not "interested persons," as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee, (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser’s right of recourse against them in the event errors or omissions do occur.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with the Adviser and its affiliates and the Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs, each of which is pursuing an investment objective and investment strategy similar to ours. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the exemptive relief applicable to us and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of the exemptive relief applicable to us, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts. Our Adviser has established allocation policies and procedures and will allocate opportunities among one or more of the Company, and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
It should be noted that Morgan Stanley has, directly or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, unitholders in our Common Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common unitholders, giving rise to a conflict.
The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict its ability to trade in certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third-party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our common unitholders and may induce the Adviser to make speculative investments.
In the course of our investing activities, we pay management and incentive fees to the Adviser. The incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our common unitholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our common unitholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Conflicts related to other arrangements with the Adviser and its affiliates.
We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. These arrangements create conflicts of interest that our Board of Directors must monitor.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted our Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-

investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Our Common Units are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating a liquidity event in the future. We currently do not expect to complete a liquidity event within any specific time period, if at all, and we do not intend to undertake an Exchange Listing. If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders. Furthermore, even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for our Common Units or otherwise complete a liquidity event, investors may not receive a return of all of their invested capital as shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Common Unit may decline. We cannot predict whether our Common Units, if listed on a national securities exchange, would trade at, above or below net asset value.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including the MS BDCs, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size).
In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds and other products that are expected to compete with us for investments. Other investors may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages over us. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for us. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that we will be successful in obtaining suitable investments, or that if we make such investments, our objectives will be achieved.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term.

Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholders dividends for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
For any taxable year that we are not so treated as a “publicly offered regulated investment company,” each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to our Common Units in our capital structure. preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of our common unitholders and the rights of preferred unitholders to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing any preferred units in the next 12 months.
We are not generally able to issue and sell our Common Units at a price below net asset value per Common Unit. We may, however, sell our Common Units, or warrants, options or rights to acquire our Common Units, at a price below the then-current net asset value per Common Unit if our Board of Directors determines that such sale is in the best interests of us and our common unitholders, and if our common unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Units or senior securities convertible into, or exchangeable for, our Common Units, then the percentage ownership of our common unitholders at that time will decrease, and holders of our Common Units might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets and may pledge the right to make capital calls of unitholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.
Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Units or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.
The following table illustrates the effect of leverage on returns from an investment in our Common Units as of December 31, 2021 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2021 (1)	(21.2)%	(11.6)%	(2.0)%	7.6%	17.3%
(1) Assumes $451.4 million in total assets, $214.0 million in debt outstanding and $234.7 million in net assets as of December 31, 2021, and an average cost of funds of 2.2%, which is our weighted average interest rate as of December 31, 2021, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $214.0 million as of December 31, 2021 and the effective weighted average annual interest rate of 2.2% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 1.0% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the CBA Subscription Facility and any other Credit Facility.
We are subject to risks associated with our Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (as amended, the “CBA Subscription Facility”)and any other Credit Facility (as defined below). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior Subscription Facilities (as defined below) and/or secured revolving credit facilities of the Company or any subsidiary (any such facilities and the CBA Subscription Facility, each, a “Credit Facility”). As a result of the CBA Subscription Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.

Any inability to renew, extend or replace the CBA Subscription Facility or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the CBA Subscription Facility or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace such credit facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the CBA Subscription Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, the CBA Subscription Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The CBA Subscription Facility is secured by unfunded investor commitments to purchase our common units. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued compliance with the covenants contained in the CBA Subscription Facility depends on many factors, some of which are beyond our control. We can offer no assurances that we will continue to comply with these covenants. In the event of a default under the CBA Subscription Facility, the Commonwealth Bank of Australia, in its capacity as administrative agent under the CBA Subscription Facility, would have the right to call investor capital commitments collateralizing the CBA Subscription Facility in order to repay amounts outstanding under such facility, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We would consolidate the financial statements of any such subsidiary in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that the Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility.
Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
Our existing Credit Facility places significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
Investors in our Common Units may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of our Common Units upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase Common Units are fully funded. We may not call an unitholder’s entire capital commitment prior to the end of our Investment Period.

Although the Adviser seeks to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in our Common Units, late payments of drawdown purchases and other factors.
In addition, we can offer no assurance that any investor will satisfy its Capital Commitment. To the extent that an investor does not satisfy its Capital Commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our unitholders or to satisfy applicable regulatory requirements under the 1940 Act. We cannot assure you that we will recover the full amount of the Capital Commitment of any defaulting investor.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value will decline, and, in some cases, we may be worse off than if we had not used such agreements.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation—Qualifying Assets.”
In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

In connection with the determination of the fair value of our investments, investment professionals from the Adviser may provide our Board of Directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of an independent service provider to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter-end. The types of factors that our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
The Adviser can resign on 90 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Unless otherwise agreed in writing between the parties to the Investment Advisory Agreement, the Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 90 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 90 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 90 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Units may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator.
Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our unitholders or any subsidiary’s stockholders, unitholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
Our debt investments may be risky and we could lose all or part of our investments.
The debt instruments in which we invest are typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
We may make investments in restructurings that involve, or otherwise invest in the debt securities of, portfolio companies that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such portfolio companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions.
We may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
The lack of liquidity in our investments may adversely affect our business.
We may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. Our investments will be illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of other Morgan Stanley policies. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the unitholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions.
Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
We may be exposed to sustainability risks in connection with our investments.
Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the Company. Such sustainability risks are integrated into investment decision making and risk monitoring to the extent that they represent potential or actual material risks and/or opportunities to maximizing the long-term risk-adjusted returns of the Company. The impacts following the occurrence of a Sustainability Risk may be numerous and vary depending on the specific risk, region and asset class. Sustainability Risks generally revolve around the following factors including but not limited to:
•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•Pollution and waste risks including liabilities associated with contamination and waste management costs;
•Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability; and
•Security and safety risks such as consumer security, data privacy and security.
In general, where a Sustainability Risk occurs in respect of an investment or the collateral underlying an investment, there could be a negative impact on, or entire loss of, its value. Such a decrease in the value of an asset may occur for an investment as a result of damage to its reputation resulting in a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital. An investment may also suffer the impact of fines and other regulatory sanctions. The time and resources of an investment’s management team may be diverted from furthering its business into dealing with the sustainability risk event, including changes to business practices and dealing with investigations and litigation. Sustainability risks events may also give rise to loss of assets and/or physical loss including damage to real estate and infrastructure, including damage to physical assets that represent collateral underlying investments. The utility and value of assets held by an investment to which the Company is exposed may also be adversely impacted by a sustainability risk event. The occurrence of any such event could result in a reduction in the value of an investment, a negative impact on the ability of the investment to satisfy payment or repayment obligations to us in respect of an investment and/or could prejudice our ability to enforce on collateral underlying an investment. All of these factors could reduce the investment returns of the Company. A Sustainability Risk trend may arise and impact a specific investment or may have a broader impact on an economic sector (e.g. IT or health care), geography or political region or country.
We have not yet identified all of the portfolio company investments we will acquire.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
During the period of time in which we are deploying our initial capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
           We have discretion to make follow-on investments, subject to the availability of capital resources and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
    To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the "last out" pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.

When we invest in unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to Investment in Our Common Units
Our Common Units are not listed, and we do not intend to list our Common Units, on an exchange, nor are our Common Units quoted through a quotation system. Therefore, our common unitholders will have limited liquidity and may not receive a full return of invested capital upon selling their Common Units or upon liquidation of the Company.
Our Common Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our Board of Directors in which our unitholders will receive cash or shares of a listed company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser with either an internal or external management structure. We do not intend to list our Common Units on a national securities exchange.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. As a result, even if we do complete a liquidity event, unitholders may not receive a return of all of their invested capital.
There are restrictions on the ability of holders of our Common Units to transfer Common Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Common Units and the price at which holders may be able to sell their Common Units.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Units pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Common Units, such Common Units may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our common unitholders.
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our common unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Report. To the extent we make distributions to holders of Common Units that include a return of capital, such portion of the distribution essentially constitutes a return of the common unitholder’s investment. Although such return of capital may not be taxable, such distributions may increase a unitholder’s tax liability for capital gains upon the future sale of our Common Units. A return of capital distribution may cause a common unitholder to recognize a capital gain from the sale of our Common Units even if the common unitholder sells its
Common Units for less than the original purchase price.
Investing in our Common Units may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our Common Units may not be suitable for someone with lower risk tolerance. In addition, our Common Units intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund dividends (which may reduce the amount of capital we ultimately invest in assets).
Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all.
The net asset value of our Common Units may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Common Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”);
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors;
•loss of a major funding source; and
•the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the
•magnitude of the resulting economic impact.
Our common unitholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Common Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding securities and the amount of our investors’ Common Units, the responsibility for determining the filing obligation and preparing the filing remains with our investors. In addition, owners of 10% or more of our Common Units are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our common unitholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our Common Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered securities within a six-month period.
General Risk Factors
We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. The outbreak of Coronavirus beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The Coronavirus pandemic may affect the portfolio companies in which we will invest. The Coronavirus outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many middle-market companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral; (iii) increased draws by borrowers on revolving lines of credit, which lenders, including the Company, may not have the ability under the applicable credit agreement to refuse to fund without the Company being in default and suffering financial penalties; (iv) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (v) potential increased disputes with counterparties who assert that failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts; (vi) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (vii) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR, SOFR and other benchmark rates; (viii) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (ix) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market companies. In this environment, there is a heightened likelihood of government intervention or regulation and/or changes in law, including by way of example laws and regulations requiring lenders such as the Company to waive payments from borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments. Moreover, the ability, or willingness, of a party (including the Company, a borrower or a counterparty or service provider to the Company or a borrower) to perform its obligations under its contracts may be adversely affected by an outbreak of the Coronavirus or other infectious disease and the resulting economic impact, which may raise concerns over whether such failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure or similar provisions in such contracts. As a result, borrowers, counterparties and service providers to the Company may fail to perform (or delay the performance of) their obligations to the Company, some expected transactions may not close on time or at all, the Company, the Adviser or a borrower may be forced (or may elect) to breach certain agreements, and any of such events could have a material adverse effect on the Company and its investments.
Capital markets disruptions and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Units at a price less than the net asset value per Common Unit without first obtaining approval for such issuance from our unitholders and our Board of Directors, including all of our Independent Directors.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Investment Adviser, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. See Item 1 - “Regulation as a Business Development Company – Bank Holding Company Act and Dodd Frank and Volcker Rule Disclosure.”
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
These regulations and any future legislative and regulatory proposals, as well as future interpretations of existing rules, that are directed at the financial services industry, including those that may be proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders of such qualification, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our unitholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
The current U.S. presidential administration has announced a number of tax law proposals that include, among other proposals, increases in the corporate and individual tax rates, and a minimum tax on book income and profits of certain multinational corporations. Any significant changes in economic or tax policy and/or government programs as well as any future such changes could have a material adverse impact on us and on our investments.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Common Units and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information. Although we, the Adviser and the Administrator have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. The increased use of mobile and cloud technologies can heighten these and other operational risks.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means.
We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.
In addition, the systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and Coronavirus.
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks and espionage) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted, including through quarantine measures, business closures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
As the impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. While the Adviser believes that we will be able to pursue our investment strategy during this pandemic, there is risk that our investment objectives may not be achieved. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. Further, if a future pandemic occurs (including a recurrence of the Coronavirus) during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all.
In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Uncertainties resulting from the U.K.’s decision to leave the European Union could adversely affect our business.
It is difficult to predict the future of the U.K.’s relationship with the European Union, the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. On December 24, 2020, the U.K. and the European Union. announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement was provisionally applicable with effect from January 1, 2021 and entered into force effective May 1, 2021. With respect to financial services, although the U.K. chose to grant the European Union equivalence in a number of key areas under European financial regulations, the European Union only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the U.K. and European Union unilaterally in due course. As a result, U.K. licensed entities are unable to provide regulated services in a number of European Union jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the U.K. and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the U.K. or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets (and in particular, the recent uncertainty of the credit markets in Europe) may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our units fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our unitholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.
Elections in the United States, including the 2020 elections, have created uncertainty with respect to legal, tax and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Morgan Stanley and their affiliates operate. Any significant changes in economic or tax policy and/or government programs as well as any future such changes could have a material adverse impact on us and on our investments.
We are an “emerging growth company,” and we do not know if such status will make our units less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•the last day of the fiscal year ending after the fifth anniversary of any quotation or listing of our Common Units on a national securities exchange, including an initial public offering;
•the year in which our total annual gross revenues first exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Common Units.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because our Common Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our Common Units.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We incur significant costs as a result of being registered under the Exchange Act.
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Organization” of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share amounts)
Market Information
Our Common Units are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our Common Units currently, nor can we give any assurance that one will develop.
Because Common Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the Common Units are registered under applicable securities laws or specifically exempted from registration (in which case the unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in Common Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Common Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Units, including pursuant to our LLC Agreement and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 22, 2022, we had 2 holders of record of our Common Units.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to holders of our Common Units out of assets legally available for distribution. We intend to elect to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our holders of our Common Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
Distribution Reinvestment Plan (“DRIP”)
We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders have their cash distributions automatically reinvested in additional Units of same class of Units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
A registered holder of Common Units may elect to “opt out” of the DRIP by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than ten days prior to the record date for distributions to common unitholders for the first distribution to be received in cash. The plan administrator sets up an account for each common unitholder who does not “opt out” of the DRIP in order to acquire Common Units in non-certificated form through the plan. Common unitholders who hold Common Units through a broker or other financial intermediary may opt out of the DRIP by notifying their broker or other financial intermediary of their election.
We use newly issued Common Units to implement the DRIP, with such Common Units to be issued at a per-Common Unit price as determined by our Board of Directors (including any committee thereof), which price is determined prior to the issuance of such Common Units and in accordance with the limitations under Section 23 of the 1940 Act. The number of Common Units to be issued to a common unitholder is determined by dividing the total dollar amount of the distribution payable to such common unitholder by the price per Common Unit. The number of Common Units to be outstanding after giving effect to payment of a distribution cannot be established until the value per Common Unit at which additional Common Units are issued has been determined and the elections of our unitholders have been tabulated.
There is no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan are paid by us.
Unitholders who elect to receive distributions in the form of Common Units are generally subject to the same U.S. federal, state and local tax consequences as are unitholders who receive their distributions in cash. However, since a participating unitholder’s cash distributions is reinvested in Units, such unitholder does not receive cash with which to pay applicable taxes on reinvested distributions. A unitholder’s basis for determining gain or loss upon the sale of Common Units received in a distribution from us is generally equal to the cash that would have been received if the unitholder had received the distribution in cash. Any Common Units received in a distribution have a new holding period for tax purposes commencing on the day following the day on which such Common Units are credited to the U.S. holder’s account.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
The following table summarizes the Company’s distributions declared and payable for the period from September 14, 2021 (inception) to December 31, 2021 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
December 30, 2021	December 30, 2021	January 24, 2022	$0.04	$415
Total Distributions			$0.04	$415
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
OVERVIEW
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as the LIBOR or SOFR.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments will generally be payable quarterly. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses
Our primary operating expenses include the payment of: (i) a base management fee to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•costs associated with any private offerings of our Common Units, including the Private Offering, and any other securities offerings; calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
•indemnification payments;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business.
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2021, we had investments in 24 portfolio companies across 12 industries. Based on fair value as of December 31, 2021, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.8% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of debt securities at amortized cost was 6.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period from September 14, 2021 (inception) through December 31, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$569,540
Net New Investments Committed/Purchased	569,540
Investments, at Cost
Investments, beginning of period	—
New investments purchased	366,593
Net accretion of discount on investments	70
Payment-in-kind	—
Net realized gain (loss) on investments	—
Investments sold or repaid	(2,265)
Investments, end of period	364,398
Principal amount of investments funded
First lien debt	365,756
Second lien debt	2,892
Other securities(2)	5,623
Total	374,271
Amount of investments sold/fully repaid, at principal
First lien debt investments	2,000
Total	2,000
Weighted average yield on debt and income producing investments, at cost(3)	6.8%
Weighted average yield on debt and income producing investments, at fair value(3)	6.8%
Number of portfolio companies	24
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Represents dollar amount of common equity funded.
(3)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:
Category 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2021 is as follows:

	December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	364,398	100.0	24
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$364,398	100.0%	24
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on September 14, 2021 and commenced our investment operations on November 4, 2021. The following table represents our operating results:

For the period from September 14, 2021 (inception) through December 31, 2021
Total investment income	$1,276
Less: Total expenses	1,141
Net investment income	135
Net increase (decrease) in Members' Capital resulting from operations	$135
Investment Income
Investment income was as follows:

For the period from September 14, 2021 (inception) through December 31, 2021
Investment income:
Interest income	$1,176
Dividend income	11
Other income	89
Total Investment Income	$1,276
During the period from September 14, 2021 (inception) to December 31, 2021, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value was $364.4 million as of December 31, 2021 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of

December 31, 2021, and for the year then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

For the period from September 14, 2021 (inception) through December 31, 2021
Expenses:
Interest and other financing expenses	$410
Management fees	95
Professional fees	178
Organization and offering costs	324
Directors' fees	44
General and other expenses	90
Total expenses	$1,141
During the period from September 14, 2021 (inception) to December 31, 2021, total expenses were primarily comprised of interest and other financing expenses of $410, management fees of $95, professional fees of $178, directors’ fees of $44, organization and offering costs of $324 and general and other expenses of $90.
Under the CBA Subscription Facility, the Company incurred approximately $44.0 million of average borrowings (at an average effective interest rate, of 2.17%), from closing date of the facility on November 5, 2021 through December 31, 2021, related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Common Units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the period from September 14, 2021 (inception) through December 31, 2021, we did not incur any excise tax.
RECENT DEVELOPMENTS
Subsequent to December 31, 2021 through March 22, 2022, the Company has closed or the Investment Committee has committed/approved approximately $346.2 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $334.6 million were first lien senior secured loans, $10.7 million were second lien senior secured loans, and $0.9 million were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
T Series Financing SPV LLC (“T Series SPV LLC”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on January 21, 2022. T Series SPV LLC expects to hold investments in first and second lien senior secured loans. T Series SPV LLC will be consolidated in the consolidated financial statements commencing from the date of its formation.
On January 25, 2022, we entered into a first amendment (the “First Amendment”) to the CBA Subscription Facility. The First Amendment amended the CBA Subscription Facility to, among other things, move to SOFR as the benchmark interest rate and include a short-term increase in the Maximum Commitment in the amount of $100.0 million for an aggregate Maximum Commitment of $425.0 million. The temporary increase maturity date is July 25, 2022. On such date, the Maximum Commitment will revert back to the $325.0 million in effect prior to the First Amendment.

On March 7, 2022, T Series SPV LLC entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with T Series SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to T Series SPV LLC in an aggregate principal amount up to $400.0 million at any one time outstanding, with up to an additional $350.0 million available pursuant to an accordion feature (the “Barclays Funding Facility”).
On March 17, 2022, we delivered a capital drawdown notice to our unitholders for an aggregate offering price of approximately $50.0 million. The sale of Common Units are expected to close on March 31, 2022.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of December 31, 2021, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2021, we had approximately $84.6 million of cash, which taken together with our approximately $111.0 million of availability under the CBA Subscription Facility (subject to borrowing base availability), and our approximately $765.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Unregistered Sales of Equity Securities
As of December 31, 2021, we had received aggregate capital commitments of $1,000.0 million.
For the period from September 14, 2021 (inception) to December 31, 2021, we issued four capital calls to our unitholders. As a result, the total units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows (dollar amounts in millions):

Unit Issuance Date	Units Issued	Amount
November 04, 2021	1,500,000	$30.00
November 12, 2021	3,500,000	70.00
December 03, 2021	2,505,010	50.00
December 29, 2021	4,241,517	85.00
Total	11,746,527	$235.00
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the period from September 14, 2021 (inception) to December 31, 2021:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
December 30, 2021	December 30, 2021	January 24, 2022	$0.04	$415
Total Distributions			$0.04	$415
We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional Units of same class of Units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$325,000	$214,000	$111,000
Total	$325,000	$214,000	$111,000

CBA Subscription Facility
On November 5, 2021, we entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (the “CBA Subscription Facility”). The CBA Subscription Facility allows us to borrow up to $325 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility), the Benchmark applicable to the relevant currency, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) before the LIBOR transition date, the Eurocurrency Rate plus 1.00%, and after the LIBOR transition date, Daily Simple RFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase our common units. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CBA Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.
During the period from September 14, 2021 (inception) to December 31, 2021, we borrowed $214.0 million and repaid $— million under the CBA Subscription Facility. As of December 31, 2021, we had $214.0 million outstanding under the CBA Subscription Facility. As of December 31, 2021, we had $111.0 million of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
As of December 31, 2021, we were in compliance with all covenants and other requirements of the CBA Subscription Facility, as well as the leverage restrictions contained in the 1940 Act.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments and Revenue Recognition. The critical accounting policies should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.
Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our audit committee (our “Audit Committee”), determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement (“ASC 820”). Our valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same — to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
For critical accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements”” of this Form 10-K.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1.each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2.preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3.our Board of Directors engages one independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4.our Audit Committee reviews the assessments of the Adviser and the independent third-party valuation firm and provides our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5.our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates for like securities and expected volatility in future interest rates;
•the markets in which the issuer does business and recent economic and/or market events; and
•comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
Our Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 13, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser, which was effective October 19, 2021, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The initial period of the Investment Advisory Agreement is for two years. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Base Management Fee
The base management fee is calculated at an annual rate of 0.5% of our average called capital commitments, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, called capital commitments as of such quarter-end). Called capital commitments is defined in the Investment Advisory Agreement as the aggregate purchase price paid to purchase Common Units of the Company by all unitholders pursuant to a Subscription Agreement. Called capital commitments do not include assets acquired through the use of leverage. Our Adviser does not receive any fees on unused capital commitments. The base management fee for any partial quarter is appropriately prorated.
Incentive Fee
The incentive fee has two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind interest and zero coupon securities), accrued income that Company has not yet received in cash. The Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 8.5% of our pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Adviser.
The second part of the incentive fee is determined on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Investment Advisory Agreement in an amount equal to 8.5% of our realized capital gains, if any, on a quarterly basis from the date of our election to be regulated as a BDC through the end of a given quarter or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation on a quarterly basis.
Administration Agreement
On October 13, 2021, the Company’s Board of Directors approved the Administration Agreement. The initial period of the Administration Agreement is two years. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser, invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to us beyond this equity investment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 1. Business—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.”
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2021, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Financial Condition as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2021):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,518	(6,420)	$2,098
Up 200 basis points	$4,854	(4,280)	$574
Up 100 basis points	$1,191	(2,140)	$(949)
Down 100 basis points	$—	217	$217
Down 200 basis points	$—	217	$217
Down 300 basis points	$—	217	$217
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Form 10-K, we did not engage in interest rate hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statement of operations, change in members’ capital, cash flows, and the financial highlights for the period from September 14, 2021 (inception) to December 31, 2021, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the period from September 14, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
New York, NY
March 22, 2022

We have served as the Company's auditor since 2021.

T Series Middle Market Loan Fund LLC
Consolidated Statement of Financial Condition
(In thousands, except unit and per unit amounts)

December 31, 2021
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $364,398)	$364,398
Cash	84,597
Deferred financing costs	1,480
Deferred offering costs	60
Interest and dividend receivable from non-controlled/non-affiliated investments	722
Receivable for investments sold	38
Prepaid expenses and other assets	152
Total assets	$451,447

Liabilities
Debt	214,000
Payable to affiliate (Note 3)	694
Financing costs payable	790
Dividends payable	415
Management fees payable	95
Interest payable	151
Accrued expenses and other liabilities	572
Total liabilities	$216,717

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 11,747,027 units issued and outstanding)	$12
Paid-in capital in excess of par value	234,987
Distributable earnings (accumulated losses)	(269)
Total members' capital	$234,730
Total liabilities and members' capital	$451,447
Net asset value per unit	$19.98

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)

For the period from September 14, 2021 (inception) through December 31, 2021
Investment Income:
Interest income	$1,176
Dividend income	11
Other income	89
Total investment income	1,276

Expenses:
Interest and other financing expenses	410
Management fees	95
Professional fees	178
Organization and offering costs	324
Directors' fees	44
General and other expenses	90
Total expenses	1,141
Net investment income (loss)	135

Net increase (decrease) in net assets resulting from operations	$135

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.02
Earnings per unit	$0.02
Weighted average units outstanding (Note 9):	5,989,635

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Changes in Members’ Capital
(In thousands, except unit and per unit amounts)

For the period from September 14, 2021 (inception) through December 31, 2021
Members' Capital at beginning of period:	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	135
Net increase (decrease) in members’ capital resulting from operations	135

Capital transactions:
Issuance of Common unit	235,010
Dividends declared	(415)
Net increase in Members' Capital resulting from capital transactions	234,595
Total increase (decrease) in Members' Capital	234,730
Members' Capital at end of period	$234,730

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Cash Flows
(In thousands)

For the period from September 14, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$135
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash provided by (used in) operating activities
Net accretion of discount and amortization of premium on investments	(70)
Amortization of deferred financing costs	125
Amortization of deferred offering costs	11
Purchases of investments	(366,593)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	2,227
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(722)
(Increase) decrease in prepaid expenses and other assets	(152)
(Decrease) increase in payable to affiliate	694
(Decrease) increase in management fees payable	95
(Decrease) increase in interest payable	151
(Decrease) increase in accrued expenses and other liabilities	572
Net cash provided by (used in) operating activities	(363,527)

Cash flows from financing activities:
Borrowings on debt	214,000
Proceeds from issuance of Common Units	235,010
Deferred financing costs paid	(815)
Offering costs paid	(71)
Net cash provided by (used in) financing activities	448,124
Net increase (decrease) in cash	84,597
Cash at beginning of period	$—
Cash at end of period	$84,597

Supplemental information and non-cash activities:
Accrued but unpaid dividends	$415
Accrued but unpaid deferred financing costs	$790
Accrued but unpaid deferred offering costs	$8

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	L + 5.00%	6.00%	12/02/2021	12/30/2026	$19,725	$19,530	$19,530	8.32%
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	12/02/2021	12/30/2026	2,219	2,185	2,185	0.93
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	11/30/2021	12/30/2025	494	475	475	0.20
							22,190	22,190	9.45
Biotechnology
GraphPad Software, LLC	(4) (5)	L + 5.50%	6.50%	12/02/2021	04/27/2027	19,412	19,220	19,220	8.19
GraphPad Software, LLC	(4) (5) (9)	L + 5.50%	6.50%	12/02/2021	04/27/2027	—	(105)	(105)	(0.04)
							19,115	19,115	8.14
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6)	L + 4.50%	5.25%	11/23/2021	11/23/2028	1,246	1,224	1,224	0.52
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2021	11/23/2028	341	318	318	0.14
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2021	11/23/2027	—	(6)	(6)	—
FLS Holding, Inc.	(4) (5) (7)	L + 5.25%	6.25%	12/17/2021	12/17/2028	30,667	30,056	30,056	12.80
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2021	12/17/2028	—	(66)	(66)	(0.03)
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2021	12/17/2027	—	(53)	(53)	(0.02)
KWOR Acquisition, Inc.	(4) (6)	L + 5.25%	6.00%	12/22/2021	12/22/2028	13,171	12,974	12,974	5.53
KWOR Acquisition, Inc.	(4) (9)	P + 4.25%	7.50%	12/22/2021	12/22/2027	183	156	156	0.07
MHE Intermediate Holdings, LLC	(4) (5)	L + 5.75%	6.75%	12/23/2021	07/21/2027	14,963	14,813	14,813	6.31
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	L + 5.50%	6.25%	12/20/2021	12/20/2028	19,841	19,446	19,446	8.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(39)	(39)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(24)	(24)	(0.01)
Sherlock Buyer Corp.	(4) (6)	L + 5.75%	6.50%	12/08/2021	12/08/2028	24,925	24,430	24,430	10.41
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2021	12/08/2028	—	(71)	(71)	(0.03)
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2021	12/08/2027	—	(57)	(57)	(0.02)
Sweep Purchaser, LLC	(4) (5) (9)	L + 5.75%	6.75%	12/08/2021	11/30/2026	—	(35)	(35)	(0.01)
							103,066	103,066	43.91
Containers & Packaging
BP Purchaser, LLC	(4) (6)	L + 5.50%	6.25%	12/10/2021	12/10/2028	27,728	27,177	27,177	11.58
Distributors
PT Intermediate Holdings III, LLC	(4) (6)	L + 5.50%	6.25%	11/11/2021	11/01/2028	10,980	10,872	10,872	4.63
PT Intermediate Holdings III, LLC	(4) (6) (9)	L + 5.50%	6.25%	11/11/2021	11/01/2028	7,272	7,200	7,200	3.07
							18,072	18,072	7.70
Diversified Financial Services
SitusAMC Holdings Corporation	(4) (6)	L + 5.75%	6.50%	12/22/2021	12/22/2027	23,600	23,365	23,365	9.95

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 4.75%	5.75%	11/17/2021	12/10/2026	$6,089	$6,030	$6,030	2.57%
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 4.75%	5.75%	11/17/2021	12/10/2026	1,370	1,236	1,236	0.53
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 4.75%	5.75%	11/17/2021	12/10/2026	—	(12)	(12)	(0.01)
mPulse Mobile, Inc.	(4) (6)	L + 5.25%	6.00%	12/17/2021	12/17/2027	10,000	9,801	9,801	4.18
mPulse Mobile, Inc.	(4) (6) (9)	L + 5.25%	6.00%	12/17/2021	12/17/2027	—	(199)	(199)	(0.08)
mPulse Mobile, Inc.	(4) (6) (9)	L + 5.25%	6.00%	12/17/2021	12/17/2027	—	(99)	(99)	(0.04)
							16,757	16,757	7.14
Insurance
Higginbotham Insurance Agency, Inc.	(4) (6)	L + 5.50%	6.25%	12/23/2021	11/25/2026	3,701	3,664	3,664	1.56
Higginbotham Insurance Agency, Inc.	(4) (6) (9)	L + 5.50%	6.25%	12/23/2021	11/25/2026	1,060	1,011	1,011	0.43
Integrity Marketing Acquisition, LLC	(4) (6)	L + 5.50%	6.25%	12/20/2021	08/27/2025	14,963	14,739	14,739	6.28
Integrity Marketing Acquisition, LLC	(4) (6) (9)	L + 5.50%	6.25%	12/03/2021	08/27/2025	—	(83)	(83)	(0.04)
Keystone Agency Investors	(4) (5)	L + 5.50%	6.50%	12/21/2021	05/03/2027	6,010	5,921	5,921	2.52
Keystone Agency Investors	(4) (5) (9)	L + 5.50%	6.50%	12/21/2021	05/03/2027	—	(115)	(115)	(0.05)
RSC Acquisition, Inc.	(4) (6)	L + 5.50%	6.25%	11/12/2021	10/30/2026	3,143	3,113	3,113	1.33
RSC Acquisition, Inc.	(4) (6) (9)	L + 5.50%	6.25%	11/12/2021	10/30/2026	9,430	9,207	9,207	3.92
World Insurance Associates, LLC	(4) (5)	L + 5.75%	6.75%	12/01/2021	04/01/2026	6,762	6,629	6,629	2.82
World Insurance Associates, LLC	(4) (5) (9)	L + 5.75%	6.75%	12/01/2021	04/01/2026	9,934	9,534	9,534	4.06
							53,620	53,620	22.84
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/30/2021	12/09/2026	—	—	—	—
IT Services
Govbrands Intermediate, Inc.	(4) (6)	L + 5.50%	6.25%	12/01/2021	08/04/2027	24,121	23,526	23,526	10.02
Govbrands Intermediate, Inc.	(4) (6) (9)	L + 5.50%	6.25%	12/01/2021	08/04/2027	5,441	5,276	5,276	2.25
Govbrands Intermediate, Inc.	(4) (6) (9)	L + 5.50%	6.25%	12/01/2021	08/04/2027	—	(71)	(71)	(0.03)
							28,731	28,731	12.24
Machinery
Answer Target Holdco, LLC	(4) (5)	L + 6.00%	7.00%	12/30/2021	12/30/2026	23,836	23,360	23,360	9.95
Answer Target Holdco, LLC	(4) (5) (9)	L + 6.00%	7.00%	12/30/2021	12/30/2026	—	(37)	(37)	(0.02)
							23,323	23,323	9.94
Software
Revalize, Inc.	(4) (5) (9)	L + 5.25%	6.25%	12/15/2021	04/15/2027	9,397	9,234	9,234	3.93
Revalize, Inc.	(4) (5) (9)	L + 5.25%	6.25%	12/02/2021	04/15/2027	—	(14)	(14)	(0.01)
Trunk Acquisition, Inc.	(4) (5)	L + 6.00%	7.00%	12/27/2021	02/19/2027	11,429	11,314	11,314	4.82
Trunk Acquisition, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/27/2021	02/19/2026	—	(11)	(11)	—
							20,523	20,523	8.74
Total First Lien Debt							$355,939	$355,939	151.64

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Second Lien Debt
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 8.00%	9.00%	11/17/2021	12/10/2027	$2,520	$2,471	$2,471	1.05%
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 8.00%	9.00%	11/17/2021	12/10/2027	372	365	365	0.16
							2,836	2,836	1.21
Total Second Lien Debt							$2,836	$2,836	1.21

Other Securities
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (8)	10.50% PIK		12/21/2021		1,000,000	980	980	0.42
Revalize, Inc.	(4) (8)			12/14/2021		2,000	1,960	1,960	0.84
Total Preferred Equity							2,940	2,940	1.25
Common Equity
BP Purchaser, LLC	(4) (8)			12/10/2021		1,233,333	1,233	1,233	0.53
Encore Holdings, LLC	(4) (8)			11/23/2021		1,478	170	170	0.07
mPulse Mobile, Inc.	(4) (8)			12/17/2021		105,978	780	780	0.33
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (8)			12/20/2021		500,000	500	500	0.21
Total Common Equity							2,683	2,683	1.14
Total Other Securities							$5,623	$5,623	2.40
Total Portfolio Investments							$364,398	$364,398	155.24%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 1-month L at 0.10%, 3-month L at 0.21%, the 6-month L at 0.34% and the P at 3.25%.

(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 non-qualifying assets represented 6.6% of total assets as calculated in accordance with regulatory requirements.

(8)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $5,623 or 2.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2021:

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	$1,834	$(37)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	2,054	(20)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(6)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	6,667	(66)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	2,667	(53)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(52)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,864	(71)
GraphPad Software, LLC	0.50%	Delayed Draw Term Loan	11/29/2023	10,588	(105)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	12,330	(120)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(12)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	7,611	(42)
Integrity Marketing Acquisition, LLC	0.50%	Delayed Draw Term Loan	12/03/2023	11,250	(83)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	12/21/2023	7,734	(115)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,646	(25)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	20,004	(199)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	4,996	(99)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	06/30/2023	12,500	-
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	2,348	(12)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,483	(15)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	12/20/2023	3,968	(39)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	1,191	(24)
PT Intermediate Holdings III, LLC	—%	Delayed Draw Term Loan	05/11/2022	10,150	-
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	14,184	(70)
Revalize, Inc.	0.50%	Revolver	04/15/2027	1,419	(14)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	11/12/2023	13,517	(131)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	12/08/2023	7,190	(71)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(57)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	12/08/2023	3,500	(35)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(11)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	06/01/2023	20,803	(271)
Total First Lien Debt Unfunded Commitments				$192,529	$(1,855)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	608	(5)
Total Second Lien Debt Unfunded Commitments				$608	$(5)
Total Unfunded Commitments				$193,137	$(1,860)

T Series Middle Market Loan Fund LLC
Notes to the Consolidated Financial Statements
December 31, 2021
(In thousands, except unit and per unit amounts)

(1)Organization
T Series Middle Market Loan Fund LLC (the “Company”) is an externally managed specialty finance company that is focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company was formed as a Delaware limited liability company on September 14, 2021 with the name “MS BDC 4 LLC”. The Company changed its name to “T Series Middle Market Investment Loan Fund LLC” on September 21, 2021 and to “T Series Middle Market Loan Fund LLC” on October 4, 2021. The Company commenced operations on November 4, 2021.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors, including first lien senior secured term loans, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.
Pursuant to a private offering of common units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, each investor at any closing of a private offering makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
T Series CA SPV LLC (“CA SPV”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on December 2, 2021. CA SPV expects to hold investments in first and second lien senior secured loans. CA SPV is consolidated in these consolidated financial statements commencing from the date of its formation.
T Series Equity Holdings LLC (“T Series Equity Holdings”) is a Delaware limited liability company that was formed on December 7, 2021. T Series Equity Holdings expects to hold equity investments. T Series Equity Holdings is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
(2)Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.
As of December 31, 2021, the Company’s consolidated subsidiaries were CA SPV and T Series Equity Holdings (collectively, the “subsidiaries”).
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash.
Dividend income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Realized Gains/Losses
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Statement of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statement of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement as described in Note 3 below. The fees are recorded in the Consolidated Statement of Operations.
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statement of Financial Condition.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. Each of the SPVs is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
For the period from September 14, 2021 (inception) to December 31, 2021, the Company incurred $0 of U.S. federal excise tax.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement

On October 19, 2021, the Company’s Board of Directors (the “Board of Directors”), including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 0.5% of our average called capital commitments, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, called capital commitments as of such quarter-end). Called capital commitments is defined in the Investment Advisory Agreement as the aggregate purchase price paid to purchase Common Units of the Company by all unitholders pursuant to a Subscription Agreement. Called capital commitments do not include assets acquired through the use of leverage. Our Adviser will not receive any fees on unused capital commitments. The base management fee for any partial quarter will be appropriately prorated.
For the period from September 14, 2021 (inception) to December 31, 2021, base management fees were $95. As of December 31, 2021, $95 was payable to the Investment Adviser relating to base management fees.
Incentive Fee
The Company pays the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each quarter or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding Preferred Units, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 8.5% of our pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Adviser.
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar quarter or upon the termination of the Investment Advisory Agreement in an amount equal to 8.5% of the realized capital gains, if any, on a quarterly basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company will record an incentive fee on capital gain incentive fee equal to 8.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual will be recorded for such period.

For the period from September 14, 2021 (inception) to December 31, 2021, no income based incentive fee was accrued to the Investment Adviser.
For the period from September 14, 2021 (inception) to December 31, 2021, no capital gains incentive fee was accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of December 31, 2021, there was no income based incentive fee and capital gains incentive fee payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the period from September 14, 2021 (inception) to December 31, 2021, the Company incurred no expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statement of Operations.
There were no amounts unpaid and included in payable to affiliates on the Consolidated Statement of Financial Condition as of December 31, 2021.
Morgan Stanley Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser, invested seed capital of $10 to the Company on September 28, 2021.
(4) Investments
The composition of the Company’s investment portfolio as of December 31, 2021 was as follows:

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$355,939	$355,939	97.7%
Second Lien Debt	2,836	2,836	0.8
Other Securities	5,623	5,623	1.5
Total	$364,398	$364,398	100.0%

The industry composition of investments at fair value was as follows:

December 31, 2021
Air Freight & Logistics	6.1%
Biotechnology	5.2
Commercial Services & Supplies	28.5
Containers & Packaging	7.8
Distributors	4.9
Diversified Financial Services	6.4
Health Care Providers & Services	5.6
Insurance	15.0
Interactive Media & Services	— (1)
IT Services	7.9
Machinery	6.4
Software	6.2
Total	100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$364,398	$364,398	100.0%
Total	$364,398	$364,398	100.0%
(5) Fair Value Measurements
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company will determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates for like securities and expected volatility in future interest rates;
•the markets in which the issuer does business and recent economic and/or market events; and
•comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$355,939	$355,939
Second Lien Debt	—	—	2,836	2,836
Other Securities	—	—	5,623	5,623
Total	$—	$—	$364,398	$364,398

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from September 14, 2021 (inception) to December 31, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	358,135	2,835	5,623	366,593
Proceeds from principal repayments and sales of investments	(2,265)	—	—	(2,265)
Accretion of discount/amortization of premium	69	1	—	70
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$355,939	$2,836	$5,623	$364,398

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$—	$—	$—	$—
    The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$355,939	Yield Analysis	Discount Rate	6.20%	11.70%	7.59%
Investments in second lien debt	2,836	Yield Analysis	Discount Rate	9.90%	9.90%	9.90%
Investments in other securities:
Preferred equity	2,940	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Common equity	2,683	Market Approach	EBITDA Multiple	10.17x	19.97x	13.87x
Total investment in other securities	5,623
Total Investments	$364,398
    The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	December 31, 2021
	Carrying Value	Fair Value
CBA Subscription Facility	$214,000	$214,000
Total	$214,000	$214,000
The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the CBA Subscription Facility (as defined below), approximate fair value.

(6)Debt
CBA Subscription Facility
On November 5, 2021, we entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (the “CBA Subscription Facility”). The CBA Subscription Facility allows us to borrow up to $325 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility), the Benchmark applicable to the relevant currency, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) before the LIBOR transition date, the Eurocurrency Rate plus 1.00%, and after the LIBOR transition date, Daily Simple RFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase our common units. The Company has made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

For the period from September 14, 2021 (inception) through December 31, 2021
Borrowing interest expense	$151
Facility unused commitment fees	134
Amortization of deferred financing costs	125
Total	$410
Weighted average interest rate (excluding unused fees and financing costs)	2.17%
Weighted average outstanding balance(1)	$43,965
(1)    Calculated for the period from November 5, 2021 (CBA Subscription Facility closing date) through December 31, 2021.
During the period from September 14, 2021 (inception) through December 31, 2021, the Company borrowed $214,000 and repaid $0 under the CBA Subscription Facility. As of December 31, 2021, the Company had $111,000 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
The Company’s outstanding debt obligations were as follows:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$325,000	$214,000	$111,000
Total	$325,000	$214,000	$111,000
(1)    The amount available reflects any limitations related to each credit facility’s borrowing base.

(7)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.
As of December 31, 2021, the Company had $193,137 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2021, the Company had $1,000,010 in total capital commitments from common unitholders, of which $765,000 were unfunded.
(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Statement of Financial Condition:

As of December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$—
Net investment income (loss)	135
Accumulated realized gain (loss)	—
Net unrealized appreciation (depreciation)	—
Dividends declared	(415)
Tax reclassification of unitholders' equity (Note 10)	11
Net distributable earnings (accumulated losses), end of period	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements (dollar amounts in millions):

Unit Issuance Date	Units Issued	Amount
November 04, 2021	1,500,000	$30.00
November 12, 2021	3,500,000	70.00
December 03, 2021	2,505,010	50.00
December 29, 2021	4,241,517	85.00
Total	11,746,527	$235.00
The following table summarizes the Company’s distributions declared and payable for the period from September 14, 2021 (inception) to December 31, 2021:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
December 30, 2021	December 30, 2021	January 24, 2022	$0.04	$415
Total Distributions			$0.04	$415
We adopted an “opt out” DRIP. As a result, our unitholders who elect to “opt out” to the DRIP will have their cash dividends or distributions automatically reinvested in additional Common Units, rather than receiving cash. Unitholders who receive distributions in the form of Common Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes. Units issued under the DRIP will not reduce a unitholder’s outstanding capital commitment.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

For the period from September 14, 2021 (inception) through December 31, 2021
Net increase in Members' Capital from operations	$135
Weighted average Units outstanding(1)	5,989,635
Basic and diluted earnings per unit	$0.02
(1)    Calculated for the period from November 4, 2021, the date of the first external issuance of units, through December 31, 2021.

(10)Income Taxes
For income tax purposes, distributions made to the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the period from September 14, 2021 (inception) to December 31, 2021were as follows:

For the period from September 14, 2021 (inception) through December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$415
Net long-term capital gains	—
Total taxable distributions	$415
Taxable income generally differs from net increase in members’ capital resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, and incentive fee accrual associated with any unrealized gains, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the period from September 14, 2021 (inception) to December 31, 2021, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to unitholders in 2022. The amount carried forward to 2022 is estimated to be approximately $38, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2021 tax returns are filed in 2022.
The Company makes certain adjustments to the classification of members’ capital as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.
The book-to-tax differences relating to distributions made to the Company’s unitholders resulted in reclassifications among certain capital accounts as follows:

As of December 31, 2021
Paid-in capital in excess of par value	$(11)
Net distributable earnings (accumulated losses)	$11
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, as of December 31, 2021 are as follows (amounts calculated using book-to-tax differences for the period from September 14, 2021 (inception) to December 31, 2021):

As of December 31, 2021
Gross unrealized appreciation	$—
Gross unrealized depreciation	—
Net unrealized appreciation (depreciation)	$—
Tax cost of investments at year end	$364,398

(11)Consolidated Financial Highlights
The Company commenced investment operations on November 4, 2021. Net asset value, at the beginning of period, represents the initial offering price per common unit. The following are the financial highlights:

For the period from September 14, 2021 (inception) through December 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.02
Net unrealized and realized gain (loss)(2)	(0.02)
Net increase (decrease) in net assets resulting from operations	—
Distributions declared	(0.04)
Issuance of common units	0.02
Total increase (decrease) in net assets	(0.02)
Net asset value, end of period	$19.98
Units outstanding, end of period	11,747,027
Total return based on net asset value(3)	0.10%
Ratio/Supplemental Data:
Members' Capital, end of period	$234,730
Weighted average shares outstanding(4)	5,989,635
Ratio of total expenses to average Members’ Capital(5)	1.78%
Ratio of net investment income to average Members’ Capital(5)	0.71%
Asset coverage ratio	209.69%
Portfolio turnover rate	1.16%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Because the Company’s inception was on September 14, 2021, and commenced investment operations in November 2021, the total return for the short operating period is not indicative of the actual performance.
(4)	Weighted average units outstanding was calculated for the period from November 4, 2021, the date of first external issuance of units through December 31,2021.
(5)	Amounts are annualized except for incentive fees, and organization and offering costs.
(12)Subsequent Events
Subsequent events have been evaluated through March 22, 2022, the date the consolidated financial statements were issued.
T Series Financing SPV LLC (“T Series SPV LLC”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on January 21, 2022. T Series SPV LLC expects to hold investments in first and second lien senior secured loans. T Series SPV LLC will be consolidated in the consolidated financial statements commencing from the date of its formation.
On January 25, 2022, the Company entered into a first amendment (the “First Amendment”) to the CBA Subscription Facility. The First Amendment amended the CBA Subscription Facility to, among other things, move to SOFR as the benchmark interest rate and include a short-term increase in the Maximum Commitment in the amount of $100,000 for an aggregate Maximum Commitment of $425,000. The temporary increase maturity date is July 25, 2022. On such date, the Maximum Commitment will revert back to the $325,000 in effect prior to the First Amendment.
On March 7, 2022, T Series SPV LLC entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with T Series SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to T Series SPV LLC in an aggregate principal amount up to $400,000 at any one time outstanding, with up to an additional $350,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).
On March 17, 2022, the Company delivered a capital drawdown notice to its unitholders for an aggregate offering price of approximately $50,000. The sale of Common Units are expected to close on March 31, 2022.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee and a Pricing Committee and may establish additional committees in the future.
Board of Directors and Executive Officers
Directors
Under our LLC Agreement, the Board of Directors will be composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding Preferred Units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	46	Chair of the Board of Directors since 2021
Jeffrey S. Levin	41	Chief Executive Officer, President and Director since 2021
Independent Directors
Joan Binstock	68	Director since 2021
Bruce Frank	67	Director since 2021
Adam Metz	60	Director since 2021
Kevin Shannon	66	Director since 2021
The address for each of our directors is c/o T Series Middle Market Loan Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	49	Chief Operating Officer and Secretary
Venugopal Rathi	42	Chief Financial Officer
Grove Stafford	45	Chief Compliance Officer
Biographical Information
Directors
The Board of Directors has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board of Directors has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this Registration Statement, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since October 2021. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the MSIM operating committee. He also serves as the chair of the board of directors of the MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 22 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp. (“Silver Bay”), a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008  –  2011), Mr. Miller served in various roles at the U.S. Department of Treasury (“Treasury”), including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of our Board of Directors since October 2021. Mr. Levin is the Head of Direct Lending in Private Credit & Equity at Morgan Stanley and serves as Chief Executive Officer, President and a member of the board of directors of the MS BDCs. Prior to rejoining IM in February 2019, Mr. Levin was a Partner at The Carlyle Group, and served as President of the firm’s BDCs (TCG BDC, Inc. and TCG BDC II, Inc.) from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a senior member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of the MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since June 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a Director of SimCorp A/S since March 2018 and the Brown Brother Harriman US Mutual Funds since September 2019. Ms. Binstock also serves as a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to April 2017, where she served as the Chief Operating Officer and Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Greyston Foundation and on the Advisory Council of NY/NJ Year Up, both of which are nonprofit organizations. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021. Mr. Frank also serves as a member of the board of directors and Chair of the Audit Committee of the MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.
Adam Metz has served as a member of our Board of Directors since October 2021. Mr. Metz also serves as a member of the board of directors of the MS BDCs. Mr. Metz has spent over 30 years in the real estate industry. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s (“TPG”) Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust (“REIT”) history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves on the board of Galata Acquisition Corp., a special purpose acquisition company, the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Forest City Enterprises, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since October 2021. Mr. Shannon also serves as a member of the board of directors of the MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon has served on the Operating Committee from September 2009 to December 2018 and has chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he currently serves on the board and is a former member of the Audit and Executive Committees of Help for Children, and he is a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer and Secretary in October 2021. Ms. Mizrachi also serves in the same capacity for the MS BDCs. Ms. Mizrachi has been an Executive Director of IM since April 2019. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2011 to 2018, including Director of Operations for Global Market Strategies and Chief Operating Officer for The Carlyle Group’s Direct Lending platform. In addition, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 until her departure from The Carlyle Group in 2018 and from September 2014 to March 2015, respectively. Ms. Mizrachi also served as Chief Operating Officer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 until her departure from The Carlyle Group in 2018. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 to June 2017 and from September 2014 to March 2015, respectively. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as the chief financial officer of Carlyle Blue Wave Management L.P. and as controller at Sagamore Hill Capital Management L.P., each a multi-strategy hedge fund. Ms. Mizrachi started her career at Goldstein Golub & Kessler LLP, an audit firm, as an auditor in their financial services group.
Venugopal Rathi was appointed as our Chief Financial Officer in October 2021. Mr. Rathi also serves in the same capacity for the MS BDCs. Mr. Rathi has been an Executive Director of IM since October 2019. Prior to joining Morgan Stanley, Mr. Rathi held various senior positions at The Carlyle Group from September 2014 to October 2019, including Chief Financial Officer and Chief Accounting Officer of its Global Credit platform. In addition, Mr. Rathi served as chief financial officer from April 2015 to March 2018 and treasurer from April 2015 to September 2019 of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group. Mr. Rathi also served as chief financial officer and treasurer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 to March 2018 and from April 2017 to September 2019, respectively. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Mr. Rathi served as chief financial officer and treasurer to NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, beginning in April 2015. Prior to joining Carlyle in 2014, Mr. Rathi worked within the financial services practice of Ernst & Young LLP and its affiliates since 2004. Mr. Rathi has a Bachelor’s degree in Finance and Accounting from MDS University, India. He is a New York State Certified Public Accountant and a Chartered Accountant from the Institute of Chartered Accountants of India.
Grove Stafford was appointed as our Chief Compliance Officer in October 2021. Mr. Stafford also serves in the same capacity for the MS BDCs. In addition, since May 2018, Mr. Stafford has been an Executive Director of Morgan Stanley and has served as the head of US Private Investing Compliance, covering the Private Credit & Equity and private side Real Assets businesses. Prior to joining Morgan Stanley, from 2006 to March 2018, Mr. Stafford was employed by Resource America, Inc., serving as Vice President and Assistant General Counsel, with responsibility for legal and compliance matters for Resource America’s investment adviser platforms with a focus on closed-end mutual funds, collateralized debt obligations, private equity and hedge funds, and REITs. Mr. Stafford received his J.D. from Tulane University and B.A. from Boston University. He is a member of the bar in New York and Louisiana.
Board of Directors Leadership Structure
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers, and approves the engagement and reviews the performance of our independent public accounting firm.
Under our LLC Agreement, our Board of Directors may designate a Chair to preside over the meetings of our Board of Directors and meetings of the unitholders and to perform such other duties as may be assigned to him or her by the Board of Directors. We do not have a fixed policy as to whether the Chair of the Board of Directors should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our unitholders at such times.
Presently, David N. Miller serves as the Chair of our Board of Directors. Mr. Miller is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an Interested Director. We believe that Mr. Miller’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this existing leadership structure, as Mr. Miller’s relationship with our Adviser provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board of Directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board of Directors’ Role in Risk Oversight
Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of independent directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the independent directors at least once each year.

We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which we will be subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally have to invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Directors
An Audit Committee, a Nominating and Corporate Governance Committee and a Pricing Committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board of Directors and committee meetings as well as any annual meeting of our unitholders.
Audit Committee
The members of the Audit Committee are Ms. Binstock, and Messrs. Frank, Metz and Shannon, each of whom is financially literate, is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meets the independence requirements of Rule 10A(m)(3) of the Exchange Act. Mr. Frank serves as Chair of the Audit Committee. Our Board of Directors has determined that Ms. Binstock and Messrs. Frank, Metz and Shannon are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
The Audit Committee held two meetings for the period from September 14, 2021 (inception) to December 31, 2021.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively, including concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board of Directors that best serves our needs and the interests of our unitholders.
The Nominating and Corporate Governance Committee held one meeting for the period from September 14, 2021 (inception) to December 31, 2021.
Pricing Committee
The members of the Pricing Committee are Messrs. Levin and Metz, provided, that all other members of the Board of Directors are invited to attend all meetings of the Pricing Committee and, if in attendance, shall be deemed to be members of the Pricing Committee. The Pricing Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Pricing Committee. The principal goals of the Pricing Committee are to approve the offering price of Common Units in accordance with our valuation policy, and to ensure that we do not sell units at a price per Common Unit below the net asset value of such units, as required by Section 23 of the 1940 Act, which is made applicable to BDCs by Section 63 of the 1940 Act.

The Pricing Committee held no meetings for the period from September 14, 2021 (inception) to December 31, 2021.
Indemnification Agreements
We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and President, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With over an average of over 21 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
The members of the Investment Committee are: David N. Miller, Jeffrey S. Levin, Jeffrey Day, Kunal Soni, David Kulakofsky, Sean Sullivan, Ashwin Krishnan, Henry ‘Hank’ D’Alessandro, Toby Norris and Peter Ma.
The foregoing lists of personnel may not be complete lists and are subject to change, at any time, at the discretion of the Adviser, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the platform or the Company. Also, the Adviser may change the scope of senior management, portfolio management or the Investment Committee’s responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Investment Committee. The Adviser undertakes no obligation to update the foregoing description relating to senior management, portfolio management or the Investment Committee in the event of a change in personnel or in the scope of responsibilities.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Compensation of Executive Officers
None of our executive officers receive compensation from us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
The independent directors will receive an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee will receive an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with fulfillment of his or her duties as independent directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of independent directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the period from September 14, 2021 (inception) to December 31, 2021. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$10,900	$143,900
Bruce Frank	$11,990	$157,490
Adam Metz	$10,900	$144,900
Kevin Shannon	$10,900	$143,900
(1)    The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund and SL Investment Corp.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 22, 2022 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	N/A	—	—%
Bruce Frank	N/A	—	—%
Jeffrey S. Levin	N/A	—	—%
Adam Metz	N/A	—	—%
David N. Miller	N/A	—	—%
Kevin Shannon	N/A	—	—%
Orit Mizrachi	N/A	—	—%
Venugopal Rathi	N/A	—	—%
Grove Stafford	N/A	—	—%
All directors and officers as a group (9 persons)	N/A	—	—%
*Represents less than 1.0%
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Related Transactions
We have entered into the Investment Advisory Agreement with our Adviser, which is a wholly owned subsidiary of Morgan Stanley. We also have entered into the Administration Agreement with our Administrator, which is a wholly owned subsidiary of Morgan Stanley. We agree to reimburse our Adviser for the third-party costs it incurs on our behalf in connection with our formation and the Initial Closing. Members of our senior management may serve as principals of other investment managers affiliated with our Adviser and Administrator that manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours. MS Credit Partners Holdings Inc., an affiliate of the Adviser, made an initial capital contribution of $10,000 to purchase 500 Common Units in order to serve as our initial member.
Investment Advisory Agreement
We have entered into the Investment Advisory Agreement with our Adviser and pay our Adviser a base management fee as well as an incentive fee based on performance. The incentive fee is computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser’s base management fee and incentive fee are based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser assist in determining periodic fair values for our portfolio investments.
Administration Agreement
We have entered into the Administration Agreement with our Administrator and will reimburse it for the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement.

Director Independence
The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has and determined that each of our directors, other than Messrs. Miller and Levin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an independent director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to independent directors.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the period from September 14, 2021 (inception) to December 31, 2021.

Fiscal Year/Period	Audit Fees	Audit-Relate Fees(1)	Tax Fees(2)	All Other Fees(3)
September 14, 2021 (inception) to December 31, 2021	$60,000	$—	$—	$—
(1)    “Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)    “Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)    “All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the period from September 14, 2021 (inception) to December 31, 2021, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Certificate of Amendment of Certificate of Formation of the Company, dated as of September 21, 2021.(1)
3.3	Certificate of Amendment of Certificate of Formation of the Company, dated as of October 4,2021.(1)
3.4	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 13, 2021.(1)
4.1*	Description of Securities.
10.1	Investment Advisory Agreement, dated as of October 19, 2021.(1)
10.2	Administration Agreement, dated as of October 19, 2021.(1)
10.3	Form of Indemnification Agreement.(1)
10.4a	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
10.4b
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)

10.5	Distribution Reinvestment Plan.(1)
10.6	Form of Subscription Agreement.(1)
10.7
Revolving Credit Agreement, dated November 5, 2021, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(2)

10.8*
Amendment No. 1 to Revolving Credit Agreement, dated as of January 25, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(3)

10.9
Credit and Security Agreement, dated as of March 7, 2022, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer.(4)

10.10
Sale and Contribution Agreement dated as of March 7, 2022 between T Series Financing SPV LLC, as the Transferee and T Series Middle Market Loan Fund LLC, as the Transferor dated as of March 7, 2022.(4)

21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on December 7, 2021 (File No. 000-56357)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on January 27, 2022 (File No. 814-01453)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on March 9, 2022 (File No. 814-01453)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: March 22, 2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 22, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 22, 2022	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 22, 2022	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 22, 2022	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 22, 2022	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 22, 2022	By:	/s/ Adam Metz
Adam Metz Director