Form 10-Q
period 2022-03-31
T Series Middle Market Loan Fund LLC
filed 2022-05-11
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01332
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 11, 2022, there was no established public market for the registrant’s limited liability company common units.
The number of the registrant’s limited liability company common units outstanding at May 11, 2022 was 14,525,071

T Series Middle Market Loan Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of March 31, 2022, and the related consolidated statement of operations, changes in members’ capital and cash flow for the three-month period ended March 31, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statement of operations, changes in net assets, and cash flow for the period from September 14, 2021 (inception) through December 31, 2021 (not presented herein); and in our report dated March 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Deloitte & Touche LLP
New York, NY
May 11, 2022

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $531,565 and $364,398 at March 31, 2022 and December 31, 2021, respectively)	$531,733	$364,398
Cash	71,096	84,597
Deferred financing costs	3,200	1,480
Deferred offering costs	44	60
Interest and dividend receivable from non-controlled/non-affiliated investments	2,794	722
Receivable for investments sold	76	38
Prepaid expenses and other assets	92	152
Total assets	609,035	451,447

Liabilities
Debt	315,000	214,000
Payable to affiliate (Note 3)	677	694
Financing costs payable	923	790
Dividends payable	4,942	415
Management fees payable	321	95
Income based incentive fees payable	489	—
Capital gains based incentive fees payable	14	—
Interest payable	285	151
Accrued expenses and other liabilities	764	572
Total liabilities	323,415	216,717

Commitments and Contingencies (Note 7)

Members' Capital
Common units (14,280,242 and 11,747,027 common units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	14	12
Paid-in capital in excess of par value	285,399	234,987
Distributable earnings (accumulated losses)	207	(269)
Total members' capital	$285,620	$234,730
Total liabilities and members' capital	$609,035	$451,447
Net asset value per unit	$20.00	$19.98
The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

For the Three Months Ended March 31, 2022

Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$7,488
Payment-in-kind interest income	10
Dividend income	80
Other income	431
Total investment income	8,009

Expenses:
Interest and other financing expenses	1,589
Management fees	321
Income based incentive fees	489
Capital gains incentive fees	14
Professional fees	169
Organization and offering costs	42
Directors' fees	51
General and other expenses	83
Total expenses	2,758
Net investment income (loss) before taxes	5,251
Excise tax expense	1
Net investment income (loss) after taxes	5,250

Realized and unrealized gain (loss) on investment transactions:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	168
Net realized and unrealized gain (loss)	168
Net increase (decrease) in members' capital resulting from operations	$5,418

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.45
Earnings per unit	$0.46
Weighted average units outstanding (Note 9):	11,790,318

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Changes in Members’ Capital (Unaudited)
(In thousands)

For the Three Months Ended March 31, 2022
Members' Capital at beginning of period:	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	5,250
Net change in unrealized appreciation (depreciation)	168
Net increase (decrease) in members’ capital resulting from operations	5,418

Capital transactions:
Issuance of common units	50,000
Reinvestment of dividends	414
Dividends declared	(4,942)
Net increase in Members' Capital resulting from capital transactions	45,472
Total increase (decrease) in Members' Capital	50,890
Members' Capital at end of period	$285,620

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$5,418
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash provided by (used in) operating activities
Net unrealized (appreciation) depreciation on investments	(168)
Net accretion of discount and amortization of premium on investments	(363)
Amortization of deferred financing costs	260
Amortization of deferred offering costs	18
Purchases of investments and change in payable for investments purchased	(170,633)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	3,791
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,072)
(Increase) decrease in prepaid expenses and other assets	60
(Decrease) increase in payable to affiliates	(17)
(Decrease) increase in management fees payable	226
(Decrease) increase in incentive fees payable	503
(Decrease) increase in interest payable	134
(Decrease) increase in accrued expenses and other liabilities	192
Net cash provided by (used in) operating activities	(162,651)

Cash flows from financing activities:
Borrowings on debt	216,500
Repayments on debt	(115,500)
Proceeds from issuance of Common Units	50,000
Deferred financing costs paid	(1,847)
Dividends paid in cash	(1)
Offering costs paid	(2)
Net cash provided by (used in) financing activities	149,150
Net increase (decrease) in cash	(13,501)
Cash at beginning of period	84,597
Cash at end of period	$71,096

Supplemental information and non-cash activities:
Interest expense paid	$932
Dividend reinvestment paid	$414
Accrued but unpaid dividends	$4,942
Accrued but unpaid deferred financing costs	$133

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt(1)(2)(3)
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	L + 5.00%	6.01%	12/30/2026	$21,944	$21,736	$21,850	7.65%
Omni Intermediate Holdings, LLC	(4) (5) (10)	L + 5.00%	6.01%	12/30/2026	989	973	979	0.34
Omni Intermediate Holdings, LLC	(4) (6) (10)	L + 5.00%	6.01%	12/30/2025	—	(18)	(9)	—
						22,691	22,820	7.99
Auto Components
Continental Battery Company	(4) (5)	L + 6.75%	7.75%	01/20/2027	6,234	6,113	6,113	2.14
Automobiles
ARI Network Services, Inc.	(4) (6)	L + 5.50%	6.25%	02/28/2025	14,338	14,066	14,066	4.92
Portfolio Group	(4) (10)	S + 5.50%	7.01%	12/02/2025	—	(24)	(24)	(0.01)
						14,042	14,042	4.92
Biotechnology
GraphPad Software, LLC	(4) (5)	L + 5.50%	6.50%	04/27/2027	19,412	19,227	19,295	6.76
GraphPad Software, LLC	(4) (5) (10)	L + 6.00%	7.00%	04/27/2027	—	(100)	(63)	(0.02)
						19,127	19,232	6.73
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6)	L + 4.50%	5.51%	11/23/2028	1,242	1,222	1,218	0.43
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	5.51%	11/23/2028	340	318	293	0.10
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	5.51%	11/23/2027	—	(6)	(7)	—
FLS Holding, Inc.	(4) (5) (8)	L + 5.25%	6.25%	12/17/2028	30,667	30,074	30,096	10.54
FLS Holding, Inc.	(4) (5) (8) (10)	L + 5.25%	6.25%	12/17/2028	—	(64)	(124)	(0.04)
FLS Holding, Inc.	(4) (5) (8) (10)	L + 5.25%	6.25%	12/17/2027	—	(51)	(50)	(0.02)
KWOR Acquisition, Inc.	(4) (6)	L + 5.25%	6.00%	12/22/2028	13,171	12,979	12,884	4.51
KWOR Acquisition, Inc.	(4) (10)	P + 4.25%	7.75%	12/22/2027	119	93	79	0.03
MHE Intermediate Holdings, LLC	(4) (5)	L + 5.75%	7.04%	07/21/2027	14,925	14,782	14,658	5.13
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	L + 5.50%	6.25%	12/20/2028	19,792	19,409	19,463	6.81
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.50%	6.25%	12/01/2028	—	(38)	(66)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.50%	6.25%	12/01/2026	—	(23)	(20)	(0.01)
Sherlock Buyer Corp.	(4) (6)	L + 5.75%	6.50%	12/08/2028	24,925	24,444	24,826	8.69
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	6.50%	12/08/2028	—	(69)	(29)	(0.01)
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	6.50%	12/08/2027	—	(55)	(12)	—
Sweep Purchaser, LLC	(4) (5) (10)	L + 5.75%	6.75%	11/30/2026	2,863	2,802	2,809	0.98
Tamarack Intermediate, LLC	(4) (6)	S + 5.75%	6.50%	03/13/2028	15,125	14,824	14,824	5.19
Tamarack Intermediate, LLC	(4) (6) (10)	S + 5.75%	6.50%	03/13/2028	—	(49)	(49)	(0.02)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Valcourt Holdings II, LLC	(4) (5)	S + 5.50%	6.50%	01/07/2027	3,289	$3,224	$3,224	1.13%
						123,816	124,017	43.42
Containers & Packaging
BP Purchaser, LLC	(4) (6)	L + 5.50%	6.25%	12/10/2028	27,728	27,194	27,054	9.47
Distributors
ABB Concise Optical Group LLC	(4) (6)	L + 7.50%	8.28%	02/23/2028	18,113	17,667	17,666	6.19
ABB Concise Optical Group LLC	(4) (6) (10)	P + 6.50%	10.00%	02/23/2028	698	652	652	0.23
PT Intermediate Holdings III, LLC	(4) (6)	L + 5.50%	6.51%	11/01/2028	18,206	18,032	18,024	6.31
PT Intermediate Holdings III, LLC	(4) (6)	L + 5.50%	6.51%	11/01/2028	10,110	10,011	10,009	3.50
						46,362	46,351	16.23
Diversified Consumer Services
Heartland Home Services	(4) (6) (10)	L + 5.50%	6.75%	12/15/2026	—	—	—	—
Lightspeed Solution,LLC	(4) (6)	S + 6.00%	6.75%	03/01/2028	15,122	14,823	14,823	5.19
Lightspeed Solution,LLC	(4) (6) (10)	S + 6.00%	6.75%	03/01/2028	—	(48)	(48)	(0.02)
LUV Car Wash Group, LLC	(4) (5) (10)	L + 5.50%	6.50%	12/09/2026	4,778	4,677	4,677	1.64
						19,452	19,452	6.81
Diversified Financial Services
SitusAMC Holdings Corp.	(4) (6)	L + 5.75%	6.50%	12/22/2027	23,600	23,374	23,409	8.20
Smarsh, Inc.	(4) (6)	S + 6.50%	7.25%	02/16/2029	4,286	4,201	4,201	1.47
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	7.25%	02/16/2029	—	(11)	(11)	—
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	7.25%	02/16/2029	—	(5)	(5)	—
						27,559	27,594	9.66
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (6)	S + 6.00%	6.75%	04/03/2028	7,092	7,022	7,022	2.46
DCA Investment Holdings, LLC	(4) (6) (10)	S + 6.00%	6.75%	04/03/2028	—	(8)	(16)	(0.01)
Heartland Veterinary Partners, LLC	(4) (5)	L + 4.75%	5.75%	12/10/2026	6,074	6,017	6,056	2.12
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 4.75%	5.75%	12/10/2026	2,789	2,661	2,749	0.96
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 4.75%	5.75%	12/10/2026	—	(11)	(4)	—
mPulse Mobile, Inc.	(4) (6)	L + 5.25%	6.17%	12/17/2027	10,000	9,808	9,848	3.45
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	6.17%	12/17/2027	—	(190)	(304)	(0.11)
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	6.17%	12/17/2027	—	(95)	(76)	(0.03)
Stepping Stones Healthcare Services, LLC	(4) (6)	L + 6.25%	6.50%	01/02/2029	4,375	4,311	4,311	1.51
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 6.25%	6.50%	01/02/2029	—	(6)	(6)	—
Stepping Stones Healthcare Services, LLC	(4) (10)	P + 4.75%	8.25%	12/30/2026	100	91	91	0.03
Vardiman Black Holdings, LLC	(4) (7)	S + 8.00%	8.50%	03/18/2027	5,729	5,672	5,672	1.99
Vardiman Black Holdings, LLC	(4) (7) (10)	S + 8.00%	8.50%	03/18/2027	304	269	269	0.09

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vermont Aus Pty Ltd	(4) (6) (8)	S + 5.50%	6.25%	03/22/2028	10,000	$9,751	$9,751	3.41%
						45,292	45,363	15.88
Insurance Services
Higginbotham Insurance Agency, Inc.	(4) (6)	L + 5.50%	6.25%	11/25/2026	3,692	3,657	3,650	1.28
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L + 5.50%	6.25%	11/25/2026	1,057	1,011	960	0.34
High Street Buyer, Inc.	(4) (6) (10)	L + 5.75%	6.50%	02/02/2029	1,770	1,482	1,482	0.52
Integrity Marketing Acquisition, LLC	(4) (6)	L + 5.50%	6.25%	08/27/2025	14,925	14,717	14,840	5.20
Integrity Marketing Acquisition, LLC	(4) (5) (10)	L + 5.75%	6.75%	08/27/2025	—	(78)	(64)	(0.02)
Keystone Agency Investors	(4) (5)	L + 5.50%	6.51%	05/03/2027	5,995	5,909	5,914	2.07
Keystone Agency Investors	(4) (5) (10)	L + 5.50%	6.51%	05/03/2027	—	(110)	(105)	(0.04)
Oakbridge Insurance Agency LLC	(4) (5)	S + 5.75%	6.75%	12/31/2026	1,903	1,875	1,875	0.66
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	6.75%	12/31/2026	—	(118)	(119)	(0.04)
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	6.75%	12/31/2026	169	160	160	0.06
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (10)	S + 6.00%	7.74%	11/01/2028	1,477	1,421	1,421	0.50
RSC Acquisition, Inc.	(4) (6)	L + 5.50%	6.25%	10/30/2026	13,326	13,203	13,048	4.57
RSC Acquisition, Inc.	(4) (6) (10)	L + 5.50%	6.25%	10/30/2026	—	(118)	(266)	(0.09)
World Insurance Associates, LLC	(4) (5)	L + 5.75%	6.76%	04/01/2026	6,762	6,636	6,628	2.32
World Insurance Associates, LLC	(4) (5) (10)	L + 5.75%	6.75%	04/01/2026	9,934	9,556	9,323	3.26
						59,203	58,747	20.57
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (10)	L + 6.00%	7.00%	12/09/2026	—	—	(37)	(0.01)
Triple Lift, Inc.	(4) (5)	S + 5.75%	6.75%	03/16/2029	4,762	4,667	4,667	1.63
						4,667	4,630	1.62
IT Services
Donuts, Inc.	(4) (5)	S + 6.00%	7.00%	12/29/2027	11,876	11,876	11,876	4.16
Donuts, Inc.	(4) (5) (10)	S + 6.00%	7.00%	12/29/2027	—	—	—	—
Govbrands Intermediate, Inc.	(4) (6)	L + 5.50%	6.51%	08/04/2027	24,061	23,489	23,616	8.27
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	6.51%	08/04/2027	5,414	5,255	5,266	1.84
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	6.51%	08/04/2027	—	(68)	(53)	(0.02)
						40,552	40,705	14.25
Machinery
Answer Target Holdco, LLC	(4) (5)	L + 6.00%	7.01%	12/30/2026	23,777	23,322	23,554	8.25
Answer Target Holdco, LLC	(4) (5) (10)	L + 6.00%	7.01%	12/30/2026	183	148	166	0.06
						23,470	23,720	8.30

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(4) (5)	L + 4.00%; 2.50% PIK	7.50%		07/02/2027	1,772	$1,763	$1,763	0.62%
MRI Software, LLC	(4) (5) (10)	L + 6.00%	6.51%		02/10/2026	—	(14)	(30)	(0.01)
							1,749	1,733	0.61
Software
Cordeagle US Finco, Inc.	(4) (5) (8)	L + 6.75%	7.75%		07/30/2027	10,161	9,964	9,964	3.49
Revalize, Inc.	(4) (5) (10)	L + 5.25%	6.76%		04/15/2027	9,373	9,217	9,076	3.18
Revalize, Inc.	(4) (5) (10)	L + 5.25%	6.76%		04/15/2027	887	873	869	0.30
Trunk Acquisition, Inc.	(4) (5)	L + 6.00%	7.26%		02/19/2027	11,400	11,291	11,250	3.94
Trunk Acquisition, Inc.	(4) (5) (10)	L + 6.00%	7.26%		02/19/2026	—	(10)	(14)	—
							31,335	31,145	10.90
Total First Lien Debt							$512,624	$512,718	179.51%

Second Lien Debt
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 8.00%	9.00%		12/10/2027	2,520	$2,472	$2,458	0.86%
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 8.00%	9.00%		12/10/2027	372	365	349	0.12
							2,837	2,807	0.98
Software
Matrix Parent, Inc.	(4) (6)	S + 8.00%	8.75%		03/01/2030	10,667	10,481	10,481	3.67
Total Second Lien Debt							$13,318	$13,288	4.65%

Other Securities
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)	10.50% PIK		12/21/2021		1,000,000	$980	$1,010	0.35%
Revalize, Inc.	(4) (9)			12/14/2021		2,000	1,960	2,034	0.71
Total Preferred Equity							$2,940	$3,044	1.07%
Common Equity
BP Purchaser, LLC	(4) (9)			12/10/2021		1,233,333	$1,233	$1,233	0.43%
Encore Holdings, LLC	(4) (9)			11/23/2021		1,478	170	170	0.06
mPulse Mobile, Inc.	(4) (9)			12/17/2021		105,978	780	780	0.27
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (9)			12/20/2021		500,000	500	500	0.18
Total Common Equity							$2,683	$2,683	0.94%
Total Other Securities							$5,623	$5,727	2.01%
Total Portfolio Investments							$531,565	$531,733	186.17%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 1-month L at 0.45%, 3-month L at 0.97%, the 6-month L at 1.47%, 1-month S at 0.16%, 3-month S at 0.09%, and the P at 3.50%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the Company (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Loan includes interest rate floor of 0.50%.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022 non-qualifying assets represented 8.2% of total assets as calculated in accordance with regulatory requirements.

(9)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2022, the aggregate fair value of these securities is $5,727 or 2.0% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(10)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ABB Concise Optical Group LLC	0.50%	Revolver	02/23/2028	$1,189	$(29)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,650	(16)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,658	(16)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	—
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	2,054	(40)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(7)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	6,667	(124)
FLS Holding, Inc.	0.50%	Revolver	02/17/2027	2,667	(50)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(25)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,864	(53)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2027	10,588	(64)
Heartland Home Services	0.50%	Delayed Draw Term Loan	02/15/2026	27,500	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	10,904	(32)
Heartland Veterinary Partners, LLC	0.50%	Revolver	02/10/2026	1,211	(4)
Higginbotham Insurance Agency, Inc.	0.75%	Delayed Draw Term Loan	11/25/2026	7,611	(85)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	25,891	(270)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	02/03/2023	$11,250	$(64)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	02/01/2023	7,734	(105)
KWOR Acquisition, Inc.	0.50%	Revolver	02/02/2027	1,710	(37)
Lightspeed Solution,LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(48)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	02/09/2026	5,471	(54)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	20,004	(304)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	4,996	(76)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	6,000	(30)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	12,500	(38)
Oakbridge Insurance Agency LLC	1.00%	Delayed Draw Term Loan	03/31/2024	15,862	(118)
Oakbridge Insurance Agency LLC	0.50%	Revolver	02/01/2026	465	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	1,360	(6)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(9)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	05/02/2023	8,523	(48)
Portfolio Group	0.50%	Delayed Draw Term Loan	12/02/2025	2,500	(24)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,968	(66)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	1,190	(20)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	14,184	(179)
Revalize, Inc.	1.00%	Revolver	04/15/2027	532	(7)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	12,700	(265)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	7,190	(29)
Sherlock Buyer Corp.	0.50%	Revolver	02/08/2027	2,876	(11)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	1,071	(10)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(6)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	525	(7)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	11/30/2026	630	(10)
Tamarack Intermediate, LLC	1.00%	Revolver	03/13/2028	2,475	(49)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,072	(14)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2027	6,467	(33)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	04/01/2026	20,803	(414)
Total First Lien Debt Unfunded Commitments				$293,299	$(2,908)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	1/17/2023	$608	$(15)
Total Second Lien Debt Unfunded Commitments				$608	$(15)
Total Unfunded Commitments				$293,907	$(2,923)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	L + 5.00%	6.00%	12/30/2026	$19,725	$19,530	$19,530	8.32%
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	12/30/2026	2,219	2,185	2,185	0.93
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	12/30/2025	494	475	475	0.20
						22,190	22,190	9.45
Biotechnology
GraphPad Software, LLC	(4) (5)	L + 5.50%	6.50%	04/27/2027	19,412	19,220	19,220	8.19
GraphPad Software, LLC	(4) (5) (9)	L + 5.50%	6.50%	04/27/2027	—	(105)	(105)	(0.04)
						19,115	19,115	8.14
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6)	L + 4.50%	5.25%	11/23/2028	1,246	1,224	1,224	0.52
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2028	341	318	318	0.14
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2027	—	(6)	(6)	—
FLS Holding, Inc.	(4) (5) (7)	L + 5.25%	6.25%	12/17/2028	30,667	30,056	30,056	12.80
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2028	—	(66)	(66)	(0.03)
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2027	—	(53)	(53)	(0.02)
KWOR Acquisition, Inc.	(4) (6)	L + 5.25%	6.00%	12/22/2028	13,171	12,974	12,974	5.53
KWOR Acquisition, Inc.	(4) (9)	P + 4.25%	7.50%	12/22/2027	183	156	156	0.07
MHE Intermediate Holdings, LLC	(4) (5)	L + 5.75%	6.75%	07/21/2027	14,963	14,813	14,813	6.31
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	L + 5.50%	6.25%	12/20/2028	19,841	19,446	19,446	8.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2028	—	(39)	(39)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2028	—	(24)	(24)	(0.01)
Sherlock Buyer Corp.	(4) (6)	L + 5.75%	6.50%	12/08/2028	24,925	24,430	24,430	10.41
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2028	—	(71)	(71)	(0.03)
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2027	—	(57)	(57)	(0.02)
Sweep Purchaser, LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2026	—	(35)	(35)	(0.01)
						103,066	103,066	43.91
Containers & Packaging
BP Purchaser, LLC	(4) (6)	L + 5.50%	6.25%	12/10/2028	27,728	27,177	27,177	11.58
Distributors
PT Intermediate Holdings III, LLC	(4) (6)	L + 5.50%	6.25%	11/01/2028	10,980	10,872	10,872	4.63
PT Intermediate Holdings III, LLC	(4) (6) (9)	L + 5.50%	6.25%	11/01/2028	7,272	7,200	7,200	3.07
						18,072	18,072	7.70
Diversified Financial Services
SitusAMC Holdings Corporation	(4) (6)	L + 5.75%	6.50%	12/22/2027	23,600	23,365	23,365	9.95
First Lien Debt (continued)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 4.75%	5.75%	12/10/2026	6,089	$6,030	$6,030	2.57%
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 4.75%	5.75%	12/10/2026	1,370	1,236	1,236	0.53
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 4.75%	5.75%	12/10/2026	—	(12)	(12)	(0.01)
mPulse Mobile, Inc.	(4) (6)	L + 5.25%	6.00%	12/17/2027	10,000	9,801	9,801	4.18
mPulse Mobile, Inc.	(4) (6) (9)	L + 5.25%	6.00%	12/17/2027	—	(199)	(199)	(0.08)
mPulse Mobile, Inc.	(4) (6) (9)	L + 5.25%	6.00%	12/17/2027	—	(99)	(99)	(0.04)
						16,757	16,757	7.14
Insurance Services
Higginbotham Insurance Agency, Inc.	(4) (6)	L + 5.50%	6.25%	11/25/2026	3,701	3,664	3,664	1.56
Higginbotham Insurance Agency, Inc.	(4) (6) (9)	L + 5.50%	6.25%	11/25/2026	1,060	1,011	1,011	0.43
Integrity Marketing Acquisition, LLC	(4) (6)	L + 5.50%	6.25%	08/27/2025	14,963	14,739	14,739	6.28
Integrity Marketing Acquisition, LLC	(4) (6) (9)	L + 5.50%	6.25%	08/27/2025	—	(83)	(83)	(0.04)
Keystone Agency Investors	(4) (5)	L + 5.50%	6.50%	05/03/2027	6,010	5,921	5,921	2.52
Keystone Agency Investors	(4) (5) (9)	L + 5.50%	6.50%	05/03/2027	—	(115)	(115)	(0.05)
RSC Acquisition, Inc.	(4) (6)	L + 5.50%	6.25%	10/30/2026	3,143	3,113	3,113	1.33
RSC Acquisition, Inc.	(4) (6) (9)	L + 5.50%	6.25%	10/30/2026	9,430	9,207	9,207	3.92
World Insurance Associates, LLC	(4) (5)	L + 5.75%	6.75%	04/01/2026	6,762	6,629	6,629	2.82
World Insurance Associates, LLC	(4) (5) (9)	L + 5.75%	6.75%	04/01/2026	9,934	9,534	9,534	4.06
						53,620	53,620	22.84
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2026	—	—	—	—
IT Services
Govbrands Intermediate, Inc.	(4) (6)	L + 5.50%	6.25%	08/04/2027	24,121	23,526	23,526	10.02
Govbrands Intermediate, Inc.	(4) (6) (9)	L + 5.50%	6.25%	08/04/2027	5,441	5,276	5,276	2.25
Govbrands Intermediate, Inc.	(4) (6) (9)	L + 5.50%	6.25%	08/04/2027	—	(71)	(71)	(0.03)
						28,731	28,731	12.24
Machinery
Answer Target Holdco, LLC	(4) (5)	L + 6.00%	7.00%	12/30/2026	23,836	23,360	23,360	9.95
Answer Target Holdco, LLC	(4) (5) (9)	L + 6.00%	7.00%	12/30/2026	—	(37)	(37)	(0.02)
						23,323	23,323	9.94
Software
Revalize, Inc.	(4) (5) (9)	L + 5.25%	6.25%	04/15/2027	9,397	9,234	9,234	3.93
Revalize, Inc.	(4) (5) (9)	L + 5.25%	6.25%	04/15/2027	—	(14)	(14)	(0.01)
Trunk Acquisition, Inc.	(4) (5)	L + 6.00%	7.00%	02/19/2027	11,429	11,314	11,314	4.82
Trunk Acquisition, Inc.	(4) (5) (9)	L + 6.00%	7.00%	02/19/2026	—	(11)	(11)	—
						20,523	20,523	8.74
Total First Lien Debt						$355,939	$355,939	151.64%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Second Lien Debt
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 8.00%	9.00%		12/10/2027	2,520	$2,471	$2,471	1.05%
Heartland Veterinary Partners, LLC	(4) (5) (9)	L + 8.00%	9.00%		12/10/2027	372	365	365	0.16
							2,836	2,836	1.21
Total Second Lien Debt							$2,836	$2,836	1.21%

Other Securities
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (8)	10.50% PIK		12/21/2021		1,000,000	$980	$980	0.42%
Revalize, Inc.	(4) (8)			12/14/2021		2,000	1,960	1,960	0.84
Total Preferred Equity							$2,940	$2,940	1.25%
Common Equity
BP Purchaser, LLC	(4) (8)			12/10/2021		1,233,333	$1,233	$1,233	0.53%
Encore Holdings, LLC	(4) (8)			11/23/2021		1,478	170	170	0.07
mPulse Mobile, Inc.	(4) (8)			12/17/2021		105,978	780	780	0.33
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (8)			12/20/2021		500,000	500	500	0.21
Total Common Equity							$2,683	$2,683	1.14%
Total Other Securities							$5,623	$5,623	2.40%
Total Portfolio Investments							$364,398	$364,398	155.24%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.

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

(8)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $5,623 or 2.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	$1,834	$(37)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	2,054	(20)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(6)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	6,667	(66)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	2,667	(53)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(52)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,864	(71)
GraphPad Software, LLC	0.50%	Delayed Draw Term Loan	11/29/2023	10,588	(105)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	12,330	(120)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(12)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	7,611	(42)
Integrity Marketing Acquisition, LLC	0.50%	Delayed Draw Term Loan	12/03/2023	11,250	(83)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	12/21/2023	7,734	(115)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,646	(25)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	20,004	(199)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	4,996	(99)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	06/30/2023	12,500	-
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	2,348	(12)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,483	(15)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	12/20/2023	3,968	(39)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	1,191	(24)
PT Intermediate Holdings III, LLC	—%	Delayed Draw Term Loan	05/11/2022	10,150	-
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	14,184	(70)
Revalize, Inc.	0.50%	Revolver	04/15/2027	1,419	(14)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	11/12/2023	13,517	(131)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	12/08/2023	7,190	(71)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(57)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	12/08/2023	3,500	(35)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(11)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	06/01/2023	20,803	(271)
Total First Lien Debt Unfunded Commitments				$192,529	$(1,855)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$608	$(5)
Total Second Lien Debt Unfunded Commitments				$608	$(5)
Total Unfunded Commitments				$193,137	$(1,860)

T Series Middle Market Loan Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2022
(In thousands, except unit and per unit amounts)

(1)Organization
T Series Middle Market Loan Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company that is focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
The Company was formed as a Delaware limited liability company on September 14, 2021 with the name “MS BDC 4 LLC”. The Company changed its name to “T Series Middle Market Investment Loan Fund LLC” on September 21, 2021 and to “T Series Middle Market Loan Fund LLC” on October 4, 2021. The Company commenced operations on November 4, 2021. Pursuant to the Company’s operating agreement, the Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors, including first lien senior secured term loans, second lien senior secured term loans, with the balance of its investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.
Pursuant to a private offering of common units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), each investor at any closing of a private offering makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”) and T Series Financing SPV LLC (“T Series SPV LLC,” collectively with CA SPV, T Series Equity Holdings and T Series SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary's formation.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures for annual, audited consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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

Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Statements of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of March 31, 2022, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. Each of the SPVs, except for T Series Equity Holdings, is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
For the three months ended March 31, 2022, the Company incurred $1 of U.S. federal excise tax.

New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On October 19, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 0.5% of the Company’s average called capital commitments, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, called capital commitments as of such quarter-end). Called capital commitments is defined in the Investment Advisory Agreement as the aggregate purchase price paid to purchase Common Units of the Company by all unitholders pursuant to a Subscription Agreement. Called capital commitments do not include assets acquired through the use of leverage. The Investment Adviser will not receive any fees on unused capital commitments. The base management fee for any partial quarter will be appropriately prorated.
For the three months ended March 31, 2022, base management fees were $321. As of March 31, 2022, $321 was payable to the Investment Adviser relating to base management fees.
Incentive Fee
The Company pays the Investment Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on the Company’s pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each quarter or upon termination of the Investment Advisory Agreement.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 8.5% of the Company’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and

•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar quarter or upon the termination of the Investment Advisory Agreement in an amount equal to 8.5% of the realized capital gains, if any, on a quarterly basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 8.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.
For the three months ended March 31, 2022, $489 of income based incentive fees were accrued to the Investment Adviser. For the three months ended March 31, 2022, $14 of capital gains incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2022, there were $489 of income based incentive fees and $14 of capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administrator is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
For the three months ended March 31, 2022, the Company incurred no expenses under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of three months ended March 31, 2022.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned and consolidated subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, invested seed capital of $10 to the Company on September 28, 2021.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$512,624	$512,718	96.4%	$355,939	$355,939	97.7%
Second Lien Debt	13,318	13,288	2.5	2,836	2,836	0.8
Other Securities	5,623	5,727	1.1	5,623	5,623	1.5
Total	$531,565	$531,733	100.0%	$364,398	$364,398	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2022	December 31, 2021
Air Freight & Logistics	4.3%	6.1%
Auto Components	1.2	—
Automobiles	2.6	—
Biotechnology	3.6	5.2
Commercial Services & Supplies	23.5	28.5
Containers & Packaging	5.3	7.8
Distributors	8.7	4.9
Diversified Consumer Services	3.7	—
Diversified Financial Services	5.2	6.4
Health Care Providers & Services	9.2	5.6
Insurance Services	11.2	15.0
Interactive Media & Services	0.9	—	(1)
IT Services	7.6	7.9
Machinery	4.5	6.4
Real Estate Management & Development	0.3	—
Software	8.2	6.2
Total	100.0%	100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$9,751	$9,751	1.8%	$—	$—	—%
United States	521,814	521,982	98.2	364,398	364,398	100.0
Total	$531,565	$531,733	100.0%	$364,398	$364,398	100.0%
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
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables presents the fair value hierarchy of the investments as of:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$512,718	$512,718
Second Lien Debt	—	—	13,288	13,288
Other Securities	—	—	5,727	5,727
Total	$—	$—	$531,733	$531,733

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$355,939	$355,939
Second Lien Debt	—	—	2,836	2,836
Other Securities	—	—	5,623	5,623
Total	$—	$—	$364,398	$364,398
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	160,153	10,480	—	170,633
Proceeds from principal repayments and sales of investments	(3,829)	—	—	(3,829)
Accretion of discount/amortization of premium	360	3	—	363
Net change in unrealized appreciation (depreciation)	95	(31)	104	168
Fair value, end of period	$512,718	$13,288	$5,727	$531,733

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$94	$(30)	$104	$168
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

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$512,718	Yield Analysis	Discount Rate	6.90%	10.70%	8.57%
Investments in second lien debt	13,288	Yield Analysis	Discount Rate	9.80%	11.75%	10.21%
Investments in other securities:
Preferred equity	3,044	Income Approach	Discount Rate	11.68%	11.69%	11.68%
Common equity	2,683	Market Approach	EBITDA Multiple	10.40x	19.62x	13.98x
Total investment in other securities	5,727
Total Investments	$531,733

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$355,939	Yield Analysis	Discount Rate	6.20%	11.70%	7.59%
Investments in second lien debt	2,836	Yield Analysis	Discount Rate	9.90%	9.90%	9.90%
Investments in other securities:
Preferred equity	2,940	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Common equity	2,683	Market Approach	EBITDA Multiple	10.17x	19.97x	13.87x
Total investment in other securities	5,623
Total Investments	$364,398
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$250,000	$250,000	$214,000	$214,000
Barclays Funding Facility	65,000	65,000	—	—
Total	$315,000	$315,000	$214,000	$214,000
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that will expire on July 25, 2022 at which point $325,000 will be available under the facility. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.65%, plus the SOFR spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.

The summary information of the CBA Subscription Facility is as follows:

For the Three Months Ended March 31, 2022
Borrowing interest expense	$954
Facility unused commitment fees	147
Amortization of deferred financing costs	234
Total	$1,335
Weighted average interest rate (excluding unused fees and financing costs)	1.89%
Weighted average outstanding balance	$202,433
During the three months ended March 31, 2022, the Company borrowed $151,500 and repaid $115,500 under the CBA Subscription Facility. As of March 31, 2022, the Company had $175,000 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
Barclays Funding Facility
On March 7, 2022, T Series SPV LLC entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with T Series SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to T Series SPV LLC in an aggregate principal amount up to $400,000 at any one time outstanding, with up to an additional $350,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).
The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending March 7, 2025 and a final maturity date of March 7, 2027. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at T Series SPV LLC’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CDOR, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the greater of the PRIMCAN Index and CDOR plus 1.0% and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility generally ranges between 1.90% and 2.65% (depending on the type of assets such advances relate to).
The obligations of T Series SPV LLC under the Barclays Funding Facility are secured by all of the assets held by T Series SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to T Series SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and T Series SPV LLC, entered into in connection with the Barclays Funding Facility. Under the Agreements, the Company and T Series SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

For the Three Months Ended March 31, 2022
Borrowing interest expense	$112
Facility unused commitment fees	116
Amortization of deferred financing costs	26
Total	$254
Weighted average interest rate (excluding unused fees and financing costs)	2.48%
Weighted average outstanding balance(1)	$65,000
(1) Calculated for the period from March 7, 2022 (Barclays Funding Facility closing date) through March 31, 2022.

During the three months ended March 31, 2022, the Company borrowed $65,000 and repaid $— under the Barclays Funding Facility. As of March 31, 2022, the Company had $335,000 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).
The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2022 was 1.93%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2022 was 220,489.
The Company’s outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$250,000	$175,000	$325,000	$214,000	$111,000
Barclays Funding Facility	400,000	65,000	335,000	—	—	—
Total	$825,000	$315,000	$510,000	$325,000	$214,000	$111,000
(7)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.
As of March 31, 2022 and December 31, 2021, the Company had $293,907 and $193,137 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $715,000 and $765,000 were unfunded, respectively.
(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(269)	$—
Net investment income (loss)	5,250	135
Net realized gain (loss)	—	—
Net unrealized appreciation (depreciation)	168	—
Dividends declared	(4,942)	(415)
Tax reclassification of members' capital	—	11
Net distributable earnings (accumulated losses), end of period	$207	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for three months ended March 31, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
Total	2,512,563	$50,000
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
Total Distributions			$0.42	$4,942

The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional Common Units, rather than receiving cash. Unitholders who receive distributions in the form of Common Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes. Units issued under the DRIP will not reduce a unitholder’s outstanding capital commitment.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the three months ended March 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414,479
Total	20,652	$414,479
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

For the Three Months Ended March 31, 2022
Net increase in Members' Capital from operations	$5,418
Weighted average Common Units outstanding	11,790,318
Basic and diluted earnings per Common Unit	$0.46
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

For the Three Months Ended March 31, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$19.98
Net investment income (loss)	0.45
Net unrealized and realized gain (loss)(2)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.44
Distributions declared	(0.42)
Total increase (decrease) in net assets	0.02
Net asset value, end of period	$20.00
Units outstanding, end of period	14,280,242
Total return based on net asset value(3)	2.19%
Ratio/Supplemental Data:
Members' Capital, end of period	$285,620
Weighted average units outstanding	11,790,318
Ratio of total expenses to average Members’ Capital(4)	3.74%
Ratio of net investment income to average Members’ Capital(4)	9.03%
Asset coverage ratio	190.67%
Portfolio turnover rate	0.87%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan.
(4)	Amounts are annualized except for incentive fees, and organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On April 28, 2022, the Company delivered a capital drawdown notice for an aggregate offering price of approximately $60,000. The sale of Common Units is expected to close on May 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to T Series Middle Market Loan Fund LLC and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase our common units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
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
•the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Investment Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a BDC, and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

OVERVIEW
We are a non-diversified externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of, or consolidated with, Morgan Stanley.
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
We invest primarily in directly originated senior secured term loans issued by U.S middle-market companies backed by financial sponsors, including first lien senior secured term loans, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offering Rate (“LIBOR”) and, prospectively, alternative reference rates including the Secured Overnight Financing Rate (“SOFR”)).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted our Investment Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain other Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, government policies and actions taken or to be taken in response to the pandemic have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the Coronavirus on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date.

The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•costs associated with any private offerings of our Common Units, and any other securities offerings;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee and any incentive fee payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2022, we had investments in 47 portfolio companies across 16 industries. Based on fair value as of March 31, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.8% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.8% as of March 31, 2022. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of March 31, 2022, our weighted average total yield of debt securities at amortized cost was 7.1%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022.
As of December 31, 2021, we had investments in 24 portfolio companies across 12 industries. Based on fair value as of December 31, 2021, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.8% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. As of December 31, 2021, our weighted average total yield on debt securities at amortized cost was 6.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
Our portfolio as of March 31, 2022 and December 31, 2021 is presented below:

	As of
	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$512,624	$512,718	96.4%	$355,939	$355,939	97.7%
Second Lien Debt	13,318	13,288	2.5	2,836	2,836	0.8
Other Securities	5,623	5,727	1.1	5,623	5,623	1.5
Total	$531,565	$531,733	100.0%	$364,398	$364,398	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended March 31, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$279,552
Net New Investments Committed/Purchased	279,552
Investments, at Cost
Investments, beginning of period	364,398
New investments purchased	170,633
Net accretion of discount on investments	363
Investments sold or repaid	(3,829)
Investments, end of period	531,565
Principal amount of investments funded
First lien debt	174,200
Total	$174,200
Weighted average yield on debt and income producing investments, at cost(3)	7.1%
Weighted average yield on debt and income producing investments, at fair value(3)	7.2%
Number of portfolio companies	47
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Represents dollar amount of common equity funded.
(3)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR/SOFR or Interest rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	531,733	100.0	47	364,398	100.0	24
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$531,733	100.0%	47	$364,398	100.0%	24
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

For the Three Months Ended March 31, 2022
Total investment income	$8,009
Less: Total expenses	2,758
Net investment income (loss) before taxes	5,251
Less: Excise tax expense	1
Net investment income (loss) after taxes	5,250
Net change in unrealized appreciation (depreciation)	168
Net increase (decrease) in Members' Capital resulting from operations	$5,418

Investment Income
Investment income was as follows:

For the Three Months Ended March 31, 2022
Investment income:
Interest income	$7,488
Payment-in-kind interest income	10
Dividend income	80
Other income	431
Total Investment Income	$8,009
For the three months ended March 31, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $531.7 million as of March 31, 2022 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

For the Three Months Ended March 31, 2022
Expenses:
Interest and other financing expenses	$1,589
Management fees	321
Income based incentive fees	489
Capital gains incentive fees	14
Professional fees	169
Organization and offering costs	42
Directors' fees	51
General and other expenses	83
Total expenses	$2,758
Excise tax expense	$1
For the three months ended March 31, 2022, total expenses were primarily comprised of interest and other financing expenses of $1,589, management fees of $321, income based incentive fees of $489, capital gains based incentive fees of $14, professional fees of $169, directors’ fees of $51 and general and other expenses of $83.
The Company incurred approximately $220.5 million of average borrowings (at an average effective interest rate of 1.93%), during the three months ended March 31, 2022, related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Common Units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2022, we incurred $1 of U.S. federal excise tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Comon Units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2022, we had two revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2022, we had approximately $71.1 million of cash, which taken together with our approximately $175.0 million and $335.0 million of availability under the CBA Subscription Facility and Barclays Funding Facility (each as defined below) (subject to borrowing base availability), respectively, and our approximately $715.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Unregistered Sales of Equity Securities
As of March 31, 2022, we had received aggregate capital commitments of $1,000.0 million.
For the three months ended March 31, 2022, we issued a capital call to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
Total	2,512,563	$50,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	8.5%	$4,942
Total Distributions			$0.42		$4,942
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the weighted average of the net asset value at the beginning of the quarter, the capital called and distribution reinvested during the quarter and annualizing over 4 quarterly periods.
We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the three months ended March 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
Total	20,652	$414
Debt
Our outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$250,000	$175,000	$325,000	$214,000	$111,000
Barclays Funding Facility	400,000	65,000	335,000	—	—	—
Total	$825,000	$315,000	$510,000	$325,000	$214,000	$111,000

CBA Subscription Facility
On November 5, 2021, we entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows us to borrow up to $425.0 million at any one time outstanding, including a current $100.0 million temporary increase in the facility that will expire on July 25, 2022 at which point $325.0 million will be available under the facility. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500.0 million with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.65%, plus the SOFR spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase our Common Units.
For the three months ended March 31, 2022, we borrowed $151.5 million and repaid $115.5 million under the CBA Subscription Facility. As of March 31, 2022, we had $250.0 million outstanding under the CBA Subscription Facility. As of March 31, 2022, we had $175.0 million of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
As of March 31, 2022, we were in compliance with all covenants and other requirements of the CBA Subscription Facility, as well as the leverage restrictions contained in the 1940 Act.
Barclays Funding Facility
On March 7, 2022, T Series SPV LLC, entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with T Series SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to T Series SPV LLC in an aggregate principal amount up to $400.0 million at any one time outstanding, with up to an additional $350.00 million available pursuant to an accordion feature (the “Barclays Funding Facility”).
The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending March 7, 2025 and a final maturity date of March 7, 2027. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at T Series SPV LLC’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CDOR, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the greater of the PRIMCAN Index and CDOR plus 1.0% and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility generally ranges between 1.90% and 2.65% (depending on the type of assets such advances relate to).
The obligations of T Series SPV LLC under the Barclays Funding Facility are secured by all of the assets held by T Series SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to T Series SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and T Series SPV LLC, entered into in connection with the Barclays Funding Facility. Under the Agreements, the Company and T Series SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities.

For the three months ended March 31, 2022, we borrowed $65.0 million and repaid $— million under the Barclays Funding Facility. As of March 31, 2022, we had $65.0 million outstanding under the Barclays Funding Facility. As of March 31, 2022, we had $335.0 million of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).
As of March 31, 2022, we were in compliance with all covenants and other requirements of the Barclays Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
RECENT DEVELOPMENTS
Subsequent to March 31, 2022 through May 11, 2022, the Company has closed or the Investment Committee has committed/approved approximately $184.5 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $180.6 million were first lien senior secured loans and $3.9 million were equity securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.
On April 26, 2022, we delivered a capital drawdown notice for an aggregate offering price of approximately $60.0 million. The sale of Common Units is expected to close on May 12, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q, "Risk Factors" in Part II, Item 1A of this Report, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2—Management’s Discussion & Analysis of Financial Condition and Results of Operations - Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.” in the Form 10-K.
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
As of March 31, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$15,069	$(9,450)	$5,619
Up 200 basis points	$9,702	$(6,300)	$3,402
Up 100 basis points	$4,340	$(3,150)	$1,190
Down 100 basis points	$(510)	$1,755	$1,245
Down 200 basis points	$(510)	$1,755	$1,245
Down 300 basis points	$(510)	$1,755	$1,245
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on March 9, 2022 for an issuance of our Common Units during the three months ended March 31, 2022. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits and Financial Statement Schedules
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
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: May 11, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: May 11, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)