Form 10-Q
period 2022-06-30
T Series Middle Market Loan Fund LLC
filed 2022-08-10
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01453
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 9, 2022, there was no established public market for the registrant’s limited liability company common units.
The number of the registrant’s limited liability company common units outstanding at August 9, 2022 was 23,780,752

T Series Middle Market Loan Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of June 30, 2022, and the related consolidated statements of operations, changes in members’ capital for the three-month and six-month periods ended June 30, 2022, and cash flows for the six-month period ended June 30, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statement of operations, changes in net assets, and cash flows for the period from September 14, 2021 (inception) to December 31, 2021 (not presented herein); and in our report dated March 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Deloitte & Touche LLP
New York, NY
August 9, 2022

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $843,869 and $364,398 at June 30, 2022 and December 31, 2021, respectively)	$831,909	$364,398
Cash	65,915	84,597
Deferred financing costs	2,869	1,480
Deferred offering costs	25	60
Interest and dividend receivable from non-controlled/non-affiliated investments	3,650	722
Receivable for investments sold/repaid	147	38
Prepaid expenses and other assets	153	152
Total assets	904,668	451,447

Liabilities
Debt	527,000	214,000
Payable for investments purchased	25,760	—
Payable to affiliate (Note 3)	909	694
Financing costs payable	727	790
Dividends payable	7,864	415
Management fees payable	393	95
Income based incentive fees payable	756	—
Interest payable	1,695	151
Accrued expenses and other liabilities	730	572
Total liabilities	565,834	216,717

Commitments and Contingencies (Note 7)

Members' Capital
Common units (17,477,827 and 11,747,027 common units issued and outstanding as of June 30 2022 and December 31, 2021, respectively)	17	12
Paid-in capital in excess of par value	350,338	234,987
Net distributable earnings (accumulated losses)	(11,521)	(269)
Total members' capital	$338,834	$234,730
Total liabilities and members' capital	$904,668	$451,447
Net asset value per unit	$19.39	$19.98

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$12,384	$19,872
Payment-in-kind interest income	—	10
Dividend income	89	169
Other income	622	1,053
Total investment income	13,095	21,104

Expenses:
Interest expense and other financing expenses	3,404	4,993
Management fees	393	714
Income based incentive fees	756	1,245
Capital gains incentive fees	(14)	—
Professional fees	283	452
Organization and offering costs	20	62
Directors' fees	52	103
Administrative service fees	5	5
General and other expenses	36	119
Total expenses	4,935	7,693
Net investment income (loss) before taxes	8,160	13,411
Excise tax expense	1	2
Net investment income (loss) after taxes	8,159	13,409

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	104	104
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(12,127)	(11,959)
Net realized and unrealized gain (loss)	(12,023)	(11,855)
Net increase (decrease) in members' capital resulting from operations	$(3,864)	$1,554

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.51	$0.96
Earnings per unit	$(0.24)	$0.11
Weighted average units outstanding (Note 9):	16,080,203	13,947,111

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Members' Capital at beginning of period:	$285,620	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	8,159	13,409
Net realized gain (loss)	104	104
Net change in unrealized appreciation (depreciation)	(12,127)	(11,959)
Net increase (decrease) in members’ capital resulting from operations	(3,864)	1,554

Capital transactions:
Issuance of common units	60,000	110,000
Reinvestment of dividends	4,942	5,356
Dividends declared	(7,864)	(12,806)
Net increase in Members' Capital resulting from capital transactions	57,078	102,550
Total increase (decrease) in Members' Capital	53,214	104,104
Members' Capital at end of period	$338,834	$338,834

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$1,554
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash provided by (used in) operating activities
Net unrealized (appreciation) depreciation on investments	11,959
Net realized (gain) loss on investments	(104)
Net accretion of discount and amortization of premium on investments	(941)
Payment-in-kind interest and dividend capitalized	(270)
Amortization of deferred financing costs	618
Amortization of deferred offering costs	37
Purchases of investments and change in payable for investments purchased	(470,027)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	17,522
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,928)
(Increase) decrease in prepaid expenses and other assets	(1)
(Decrease) increase in payable to affiliates	215
(Decrease) increase in management fees payable	298
(Decrease) increase in incentive fees payable	756
(Decrease) increase in interest payable	1,544
(Decrease) increase in accrued expenses and other liabilities	158
Net cash provided by (used in) operating activities	(439,610)

Cash flows from financing activities:
Borrowings on debt	589,500
Repayments on debt	(276,500)
Proceeds from issuance of Common Units	110,000
Deferred financing costs paid	(2,070)
Offering costs paid	(2)
Net cash provided by (used in) financing activities	420,928
Net increase (decrease) in cash	(18,682)
Cash at beginning of period	84,597
Cash at end of period	$65,915

Supplemental information and non-cash activities:
Excise tax paid	$2
Accrued but unpaid dividends	$7,864
Interest expense paid	$2,104
Reinvestment of distributions during the period	$4,942
Accrued but unpaid deferred financing costs	$63

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (11)	L + 5.00%	7.10%	12/30/2026	22,144	$21,940	$21,701	6.40%
Omni Intermediate Holdings, LLC	(4) (5) (10)	L + 5.00%	7.10%	12/30/2026	986	964	932	0.28
Omni Intermediate Holdings, LLC	(4) (6) (10)	L + 5.00%	7.10%	12/30/2025	—	(20)	(40)	(0.01)
						22,884	22,593	6.67
Auto Components
Continental Battery Company	(4) (5)	L + 6.75%	9.00%	01/20/2027	6,219	6,103	5,971	1.76
Automobiles
ARI Network Services, Inc.	(4) (6)	L + 5.50%	6.88%	02/28/2025	14,302	14,052	13,983	4.13
Portfolio Group	(4) (5) (10)	L + 6.00%	8.25%	12/02/2025	133	110	53	0.02
						14,162	14,036	4.14
Biotechnology
GraphPad Software, LLC	(4) (5) (11)	L + 5.50%	6.50%	04/27/2027	19,315	19,139	18,670	5.51
GraphPad Software, LLC	(4) (5) (10)	L + 5.50%	6.50%	04/27/2027	—	(95)	(354)	(0.10)
						19,044	18,316	5.41
Chemicals
Tank Holding Corp.	(4) (6) (11)	S + 6.00%	7.63%	03/31/2028	23,667	23,209	23,209	6.85
Tank Holding Corp.	(4) (6) (10)	S + 6.00%	7.63%	03/31/2028	556	530	530	0.16
V Global Holdings, LLC	(4) (6) (11)	L + 5.75%	6.12%	12/22/2027	8,008	7,851	7,851	2.32
V Global Holdings, LLC	(4) (6) (10)	L + 5.75%	6.12%	12/22/2025	164	142	142	0.04
						31,732	31,732	9.37
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6) (11)	L + 4.50%	6.73%	11/23/2028	1,239	1,219	1,212	0.36
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	6.73%	11/23/2028	737	712	685	0.20
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	6.73%	11/23/2027	—	(6)	(8)	—
FLS Holding, Inc.	(4) (5) (7) (11)	L + 5.25%	7.28%	12/17/2028	22,109	21,694	21,664	6.39
FLS Holding, Inc.	(4) (5) (7) (10)	L + 5.25%	7.28%	12/17/2028	—	(45)	(97)	(0.03)
FLS Holding, Inc.	(4) (5) (7) (10)	L + 5.25%	7.28%	12/17/2027	—	(35)	(39)	(0.01)
KWOR Acquisition, Inc.	(4) (6) (11)	L + 5.25%	6.99%	12/22/2028	16,478	16,226	16,149	4.77
KWOR Acquisition, Inc.	(4) (6) (10)	L + 5.25%	6.99%	12/22/2028	—	(35)	(70)	(0.02)
KWOR Acquisition, Inc.	(4) (10)	P + 4.25%	9.00%	12/22/2027	247	222	211	0.06
MHE Intermediate Holdings, LLC	(4) (5) (11)	L + 6.00%	7.29%	07/21/2027	14,888	14,751	14,751	4.35
MHE Intermediate Holdings, LLC	(4) (5) (10)	L + 6.00%	7.29%	07/21/2027	620	594	594	0.18
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	L + 5.50%	8.25%	12/20/2028	19,742	19,372	19,081	5.63
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.50%	8.25%	12/01/2028	—	(37)	(133)	(0.04)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.50%	8.25%	12/01/2026	—	(21)	(40)	(0.01)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
QW Holding Corporation	(4) (5) (11)	L + 5.75%	7.04%	08/31/2024	11,276	$11,118	$11,118	3.28%
QW Holding Corporation	(4) (5) (10)	L + 5.75%	7.04%	08/31/2024	1,289	1,260	1,260	0.37
QW Holding Corporation	(4) (5) (10)	L + 5.75%	7.04%	08/31/2024	—	(39)	(39)	(0.01)
Sherlock Buyer Corp.	(4) (6) (11)	L + 5.75%	6.74%	12/08/2028	24,863	24,399	24,328	7.18
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	6.74%	12/08/2028	—	(66)	(155)	(0.05)
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	6.74%	12/08/2027	—	(52)	(62)	(0.02)
Sweep Purchaser, LLC	(4) (5) (10) (11)	L + 5.75%	7.17%	11/30/2026	3,695	3,610	3,610	1.07
Tamarack Intermediate, LLC	(4)	S + 5.75%	6.94%	03/13/2028	15,125	14,834	14,422	4.26
Tamarack Intermediate, LLC	(4) (10)	S + 5.75%	6.94%	03/13/2028	—	(47)	(115)	(0.03)
Valcourt Holdings II, LLC	(4) (5)	S + 5.50%	7.70%	01/07/2027	3,281	3,219	3,263	0.96
						132,847	131,590	38.84
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (10)	P + 4.50%	9.25%	10/19/2028	—	(81)	(162)	(0.05)
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	L + 5.50%	7.19%	12/11/2028	27,659	27,142	26,096	7.70
Distributors
48Forty Solutions, LLC	(4) (5) (11)	S + 6.00%	7.22%	11/30/2026	22,498	22,064	22,064	6.51
48Forty Solutions, LLC	(4) (5) (10)	S + 6.00%	7.22%	11/30/2026	—	(8)	(8)	—
48Forty Solutions, LLC	(4) (5) (10)	S + 6.00%	7.22%	11/30/2026	—	(75)	(75)	(0.02)
ABB Concise Optical Group LLC	(4) (6)	L + 7.50%	8.26%	02/23/2028	18,068	17,637	17,405	5.14
ABB Concise Optical Group LLC	(4) (6) (10)	P + 6.50%	11.22%	02/23/2028	1,642	1,597	1,572	0.46
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	7.75%	11/01/2028	19,099	18,916	18,813	5.55
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	7.75%	11/01/2028	10,424	10,324	10,268	3.03
						70,455	70,039	20.67
Diversified Consumer Services
Heartland Home Services	(4) (6) (10)	L + 5.75%	7.37%	12/15/2026	13,113	12,984	11,998	3.54
Lightspeed Solution, LLC	(4)	S + 6.00%	7.53%	03/01/2028	15,122	14,833	14,543	4.29
Lightspeed Solution, LLC	(4) (10)	S + 6.00%	7.53%	03/01/2028	—	(46)	(187)	(0.06)
LUV Car Wash Group, LLC	(4) (5) (10)	L + 5.50%	6.50%	12/09/2026	6,623	6,528	6,369	1.88
Mammoth Holdings, LLC	(4) (5) (10)	S + 6.00%	7.00%	10/16/2023	4,965	4,903	4,903	1.45
						39,202	37,626	11.10

Diversified Financial Services
Everest Intermediate, Ltd	(4) (7) (10)	S + 5.75%	7.75%	05/25/2028	—	(18)	(18)	(0.01)
Everest Intermediate, Ltd	(4) (6) (7)	S + 5.75%	7.75%	05/25/2029	6,318	6,192	6,192	1.83
SitusAMC Holdings Corp.	(4) (6) (11)	L + 5.75%	8.00%	12/22/2027	23,541	23,323	22,651	6.68
Smarsh, Inc.	(4)	S + 6.50%	7.25%	02/16/2029	4,286	4,204	4,176	1.23
Smarsh, Inc.	(4) (10)	S + 6.50%	7.25%	02/16/2029	—	(10)	(27)	(0.01)
Smarsh, Inc.	(4) (10)	S + 6.50%	7.25%	02/16/2029	—	(5)	(7)	—
						33,686	32,967	9.73

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
DCA Investment Holdings, LLC	(4)	S + 6.00%	6.75%	04/03/2028	7,074	$7,007	$6,853	2.02%
DCA Investment Holdings, LLC	(4) (10)	S + 6.00%	6.75%	04/03/2028	154	146	103	0.03
Gateway US Holdings, Inc.	(4) (6) (7)	S + 5.50%	8.23%	09/22/2024	5,287	5,237	5,237	1.55
Gateway US Holdings, Inc.	(4) (6) (7) (10)	S + 5.50%	8.23%	09/22/2024	287	273	273	0.08
Gateway US Holdings, Inc.	(4) (6) (7) (10)	S + 5.50%	8.23%	09/22/2024	11	9	9	—
Heartland Veterinary Partners, LLC	(4) (5) (11)	L + 4.75%	6.19%	12/10/2026	6,059	6,005	5,948	1.76
Heartland Veterinary Partners, LLC	(4) (5) (10) (11)	L + 4.75%	6.19%	12/10/2026	3,677	3,556	3,426	1.01
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 4.75%	6.19%	12/10/2026	—	(11)	(22)	(0.01)
mPulse Mobile, Inc.	(4) (6) (11)	L + 5.25%	7.28%	12/17/2027	10,000	9,815	9,696	2.86
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	7.28%	12/17/2027	—	(182)	(608)	(0.18)
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	7.28%	12/17/2027	—	(91)	(152)	(0.04)
Southern Veterinary Partners, LLC	(4) (8)	S + 5.50%	7.70%	06/28/2027	1,896	1,858	1,858	0.55
Stepping Stones Healthcare Services, LLC	(4) (6)	L + 5.75%	8.00%	01/02/2029	4,364	4,302	4,181	1.23
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 5.75%	8.00%	01/02/2029	—	(6)	(52)	(0.02)
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 5.75%	8.00%	12/30/2026	—	(8)	(26)	(0.01)
Tivity Health, Inc.	(4) (6)	S + 6.00%	8.01%	06/28/2029	2,720	2,679	2,679	0.79
Vardiman Black Holdings, LLC	(4)	S + 8.00%	8.78%	03/18/2027	5,715	5,660	5,430	1.60
Vardiman Black Holdings, LLC	(4) (10)	S + 8.00%	8.78%	03/18/2027	2,441	2,397	2,103	0.62
Vermont Aus Pty Ltd	(4) (6) (7)	S + 5.50%	7.55%	03/22/2028	12,725	12,416	12,416	3.66
						61,062	59,352	17.52
Insurance Services
Foundation Risk Partners, Corp.	(4) (6)	L + 5.50%	7.75%	10/29/2028	1,517	1,495	1,495	0.44
Foundation Risk Partners, Corp.	(4) (6) (10)	L + 5.50%	7.75%	10/29/2028	1,065	1,013	976	0.29
Galway Borrower, LLC	(4) (6)	L + 5.25%	7.50%	09/29/2028	5,991	5,864	5,864	1.73
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	7.50%	09/29/2028	—	(13)	(13)	—
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	7.50%	09/30/2027	—	(9)	(9)	—
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	L + 5.50%	7.17%	11/25/2026	3,683	3,649	3,619	1.07
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L + 5.50%	7.17%	11/25/2026	1,208	1,164	1,059	0.31
High Street Buyer, Inc.	(4) (6) (10)	L + 5.75%	6.86%	02/02/2029	2,285	2,002	2,143	0.63
Integrity Marketing Acquisition, LLC	(4) (6) (11)	L + 5.50%	7.58%	08/27/2025	14,887	14,694	14,592	4.31
Integrity Marketing Acquisition, LLC	(4) (6) (10)	L + 5.50%	7.58%	08/27/2025	10,253	10,106	10,031	2.96
Keystone Agency Investors	(4) (5) (11)	S + 6.00%	8.20%	05/03/2027	8,259	8,144	8,144	2.40
Keystone Agency Investors	(4) (5) (10)	S + 6.00%	8.20%	05/03/2027	7,734	7,571	7,567	2.23
Oakbridge Insurance Agency LLC	(4) (5)	S + 5.75%	7.95%	12/31/2026	1,898	1,871	1,825	0.54
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	7.95%	12/31/2026	651	534	47	0.01
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	7.95%	12/31/2026	127	118	103	0.03

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC	(4)	L + 6.00%	7.39%	11/01/2028	1,486	$1,464	$1,464	0.43%
Peter C. Foy & Associates Insurance Services, LLC	(4) (10)	L + 6.00%	7.39%	11/01/2028	8,400	8,283	8,196	2.42
RSC Acquisition, Inc.	(4) (6) (11)	L + 5.50%	7.44%	10/30/2026	13,280	13,163	13,151	3.88
RSC Acquisition, Inc.	(4) (6) (10) (11)	L + 5.50%	7.44%	10/30/2026	5,525	5,413	5,400	1.59
World Insurance Associates, LLC	(4) (5) (11)	L + 5.75%	7.80%	04/01/2026	6,745	6,626	6,610	1.95
World Insurance Associates, LLC	(4) (5) (10)	L + 5.75%	7.80%	04/01/2026	28,970	28,431	28,355	8.37
						121,583	120,619	35.60
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (10)	L + 6.00%	8.25%	12/09/2026	—	—	(289)	(0.09)
Triple Lift, Inc.	(4)	L + 5.75%	6.58%	03/16/2029	4,738	4,646	4,522	1.33
						4,646	4,233	1.25
IT Services
Donuts, Inc.	(4)	S + 6.00%	7.45%	12/29/2027	11,846	11,846	11,663	3.44
Donuts, Inc.	(4) (10)	S + 6.00%	7.45%	12/29/2027	—	—	(85)	(0.03)
Govbrands Intermediate, Inc.	(4) (6) (11)	L + 5.50%	7.75%	08/04/2027	24,000	23,453	23,117	6.82
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	7.75%	08/04/2027	5,400	5,248	5,109	1.51
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	7.75%	08/04/2027	—	(64)	(105)	(0.03)
Long Term Care Group, Inc.	(4) (6)	L + 6.00%	7.26%	09/08/2027	11,471	11,250	11,250	3.32
Redwood Services Group, LLC	(4) (6)	S + 6.00%	7.70%	06/15/2029	7,998	7,838	7,838	2.31
Redwood Services Group, LLC	(4) (6) (10)	S + 6.00%	7.70%	06/15/2029	—	(19)	(19)	(0.01)
						59,552	58,768	17.34
Machinery
Answer Target Holdco, LLC	(4) (5) (11)	L + 5.75%	8.00%	12/30/2026	23,717	23,284	22,849	6.74
Answer Target Holdco, LLC	(4) (5) (10)	L + 5.75%	8.00%	12/30/2026	—	(33)	(67)	(0.02)
						23,251	22,782	6.72
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5)	S + 5.25%	6.35%	04/07/2028	390	384	384	0.11
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	6.35%	04/07/2028	—	(1)	(1)	—
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	6.53%	04/07/2028	12	11	11	—
						394	394	0.12
Professional Services
Project Boost Purchaser, LLC	(4) (6)	S + 5.50%	6.90%	05/02/2029	7,754	7,677	7,677	2.27
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.50%	6.90%	05/02/2029	—	(8)	(8)	—
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.50%	6.90%	05/02/2027	—	(6)	(6)	—
						7,663	7,663	2.26

Real Estate Management & Development
Associations, Inc.	(4) (5)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	5,147	5,105	5,105	1.51

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Associations, Inc.	(4) (5) (10)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	—	$(53)	$(43)	(0.01)%
MRI Software, LLC	(4) (10)	L + 5.50%	7.75%	02/10/2026	—	(13)	(30)	(0.01)
						5,039	5,032	1.49
Software
Anaplan, Inc.	(4) (6)	S + 6.50%	8.01%	06/21/2029	17,600	17,249	17,249	5.09
APEX Analytix	(4) (5) (8) (10)	S + 5.75%	7.95%	08/18/2026	8,659	8,486	8,486	2.50
APEX Analytix	(4) (5) (8) (10)	S + 5.75%	7.95%	06/30/2028	978	958	958	0.28
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	7.70%	03/09/2027	—	(10)	(10)	—
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	7.70%	03/09/2027	7	5	5	—
Bottomline Technologies, Inc.	(4)	S + 5.50%	6.74%	05/14/2029	16,000	15,685	15,685	4.63
Bottomline Technologies, Inc.	(4) (10)	S + 5.50%	6.74%	01/27/2028	—	(26)	(26)	(0.01)
Cordeagle US Finco, Inc.	(4) (5) (7)	L + 6.75%	7.99%	07/30/2027	10,161	9,972	10,082	2.98
GS AcquisitionCo, Inc.	(4)	L + 5.75%	7.30%	05/22/2026	1,519	1,500	1,500	0.44
GS AcquisitionCo, Inc.	(4) (10)	L + 5.75%	7.16%	05/22/2026	—	(2)	(2)	—
GS AcquisitionCo, Inc.	(4) (10)	L + 5.75%	7.65%	05/22/2026	9	8	8	—
Kaseya, Inc.	(4) (6)	S + 5.75%	8.29%	06/25/2029	10,309	10,155	10,155	3.00
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	8.29%	05/02/2029	—	(5)	(5)	—
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	8.29%	05/02/2029	—	(9)	(9)	—
LegitScript	(4)	S + 5.75%	7.26%	06/24/2029	15,573	15,262	15,262	4.50
LegitScript	(4) (10)	S + 5.75%	7.26%	06/24/2029	—	(203)	(203)	(0.06)
LegitScript	(4) (10)	S + 5.75%	7.26%	06/24/2028	—	(60)	(60)	(0.02)
Netwrix Corporation And Concept Searching, Inc.	(4) (6)	S + 5.00%	6.50%	06/01/2029	3,018	2,988	2,988	0.88
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	6.50%	06/01/2029	—	(8)	(8)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	6.50%	06/01/2029	—	(3)	(3)	—
Oak Purchaser, Inc.	(4)	L + 5.50%	7.55%	04/28/2028	4,653	4,607	4,607	1.36
Oak Purchaser, Inc.	(4) (10)	L + 5.50%	7.55%	04/30/2029	—	(30)	(30)	(0.01)
Oak Purchaser, Inc.	(4) (10)	L + 5.50%	7.55%	04/30/2029	—	(6)	(6)	—
Project Leopard Holdings, Inc.	(4) (7) (8)	S + 5.25%	7.45%	06/16/2028	10,000	9,300	9,300	2.74
Revalize, Inc.	(4) (10) (11)	L + 5.75%	8.00%	04/15/2027	9,647	9,498	8,729	2.58
Revalize, Inc.	(4) (10)	L + 5.75%	8.00%	04/15/2027	887	874	831	0.25
Securonix, Inc.	(4) (6)	S + 6.50%	7.25%	04/05/2028	21,010	20,654	20,654	6.10
Securonix, Inc.	(4) (6) (10)	S + 6.50%	7.25%	04/05/2028	—	(63)	(63)	(0.02)
Trunk Acquisition, Inc.	(4) (5) (11)	L + 6.00%	8.25%	02/19/2027	11,371	11,267	10,931	3.23
Trunk Acquisition, Inc.	(4) (5) (10)	L + 6.00%	8.25%	02/19/2026	—	(9)	(41)	(0.01)
						138,034	136,964	40.42
Total First Lien Debt						$818,400	$806,611	238.05%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Logistics	(4)	L + 9.00%	11.19%		12/30/2027	3,300	$3,201	$3,201	0.94%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 8.00%	9.00%		12/10/2027	2,520	2,473	2,391	0.71
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 8.00%	9.00%		12/10/2027	624	613	574	0.17
							3,086	2,965	0.88
Software
Matrix Parent, Inc.	(4) (6)	S + 8.00%	9.55%		03/01/2030	10,667	10,485	10,240	3.02
Total Second Lien Debt							$16,772	$16,406	4.84%

Other Securities
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)	10.50% PIK				1,000,000	$1,009	$1,038	0.31%
Knockout Intermediate Holdings I, Inc.	(4) (9)					2,040	1,989	1,989	0.59
Revalize, Inc.	(4) (9)					2,000	2,024	2,081	0.61
Total Preferred Equity							$5,022	$5,108	1.51%
Common Equity
BP Purchaser, LLC	(4) (9)			12/10/2021		1,233,333	$1,234	$1,234	0.36%
Encore Holdings, LLC	(4) (9)			11/23/2021		1,478	170	196	0.06
LUV Car Wash	(4) (9)			04/06/2022		992	991	992	0.29
mPulse Mobile, Inc.	(4) (9)			12/17/2021		105,978	780	780	0.23
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (9)			12/20/2021		500,000	500	582	0.17
Total Common Equity							$3,675	$3,784	1.12%
Total Other Securities							$8,697	$8,892	2.62%
Total Portfolio Investments							$843,869	$831,909	245.52%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans were the 1-month L at 1.79%, 3-month L at 2.29%, the 6-month L at 2.90%, 1-month S at 1.09%, 3-month S at 0.70%, and the P at 4.75%.

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
(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 non-qualifying assets represented 7.2% of total assets as calculated in accordance with regulatory requirements.

(8)	Position or portion thereof unsettled as of June 30, 2022.
(9)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $8,892 or 2.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(10)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	1.00%	Delayed Draw Term Loan	02/11/2024	$881	$(8)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	3,921	(75)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	245	(9)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,834	(67)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,370	(10)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	115	(2)
Everest Intermediate Ltd.	0.50%	Revolver	05/25/2028	900	(18)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	5,280	(43)
Bottomline Technologies, Inc.	0.50%	Revolver	01/27/2028	1,333	(26)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,504	(47)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(85)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	1,656	(36)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(8)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	—
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	51	(1)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	4,806	(97)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(39)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	5,020	(73)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	126	(2)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	26	—
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	612	(13)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	414	(9)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	1,200	(11)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	202	(2)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(93)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,864	(105)
GraphPad Software, LLC	0.50%	Delayed Draw Term Loan	04/27/2027	10,588	(354)
Heartland Home Services	0.75%	Delayed Draw Term Loan	02/15/2026	14,354	(583)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	10,007	(183)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(22)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2026	7,457	(128)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	25,372	(129)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	02/03/2023	971	(19)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	8,100	(162)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,493	(70)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,582	(32)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	626	(5)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	626	(9)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	3,988	(59)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	02/09/2026	3,442	(87)
LegitScript	—%	Delayed Draw Term Loan	06/24/2024	10,182	(203)
LegitScript	0.50%	Revolver	06/24/2028	2,995	(60)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(187)
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	04/07/2024	1,379	(17)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	6,000	(30)
MSM Acquisitions, Inc.	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(289)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	2,129	(19)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	1,578	(8)
Netwrix Corporation And Concept Searching, Inc.	—%	Delayed Draw Term Loan	06/09/2024	588	—
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/01/2029	316	(3)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,102	(30)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	620	(6)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	15,164	(579)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	508	(19)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	1,750	(34)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(40)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Peter C. Foy & Associates Insurance Services, LLC	—%	Delayed Draw Term Loan	12/14/2023	3,714	(55)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	05/02/2023	1,600	(24)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	2,367	(76)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,968	(133)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	1,190	(40)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,604	(8)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	642	(6)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	1,544	(16)
QW Holding Corporation	0.50%	Revolver	08/31/2024	2,833	(40)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	7,175	(70)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	1,902	(19)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	13,887	(542)
Revalize, Inc.	0.50%	Revolver	04/15/2027	532	(21)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(64)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	7,190	(155)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(62)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	1,071	(28)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(7)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(52)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	625	(26)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	11/30/2026	55	(1)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	1,788	(20)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,475	(115)
Tank Holding Corp.	0.50%	Revolver	03/31/2028	778	(15)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(41)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	928	(18)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	4,329	(216)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	04/01/2026	1,768	(35)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	20,004	(608)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	4,996	(152)
Total First Lien Debt Unfunded Commitments				$300,438	$(6,910)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	$356	$(18)
Total Second Lien Debt Unfunded Commitments				$356	$(18)
Total Unfunded Commitments				$300,794	$(6,928)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.

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
June 30, 2022
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
The Company was formed as a Delaware limited liability company on September 14, 2021 with the name “MS BDC 4 LLC”. The Company changed its name to “T Series Middle Market Investment Loan Fund LLC” on September 21, 2021 and to “T Series Middle Market Loan Fund LLC” on October 4, 2021. The Company commenced operations on November 4, 2021. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company is conducting private offerings of common units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor at any closing of a private offering makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”) and T Series Financing SPV LLC (“T Series SPV LLC,” collectively with CA SPV, T Series Equity Holdings and T Series SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary's formation.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from foreign currency translation on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Statements of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of June 30, 2022, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
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
For the three and six months ended June 30, 2022, the Company incurred $1 and $2 of U.S. federal excise tax.
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
For the three and six months ended June 30, 2022, base management fees were $393 and $714. As of June 30, 2022, $393 was payable to the Investment Adviser relating to base management fees.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
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
For the three and six months ended June 30, 2022, $756 and $1,245 of income based incentive fees were accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $(14) and $0 of capital gains incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2022, there were $756 of income based incentive fees and $0 of capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
For the three and six months ended June 30, 2022, the Company incurred no expenses under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2022.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, invested seed capital of $10 in the Company on September 28, 2021.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$818,400	$806,611	97.0%	$355,939	$355,939	97.7%
Second Lien Debt	16,772	16,406	2.0	2,836	2,836	0.8
Other Securities	8,697	8,892	1.1	5,623	5,623	1.5
Total	$843,869	$831,909	100.0%	$364,398	$364,398	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2022	December 31, 2021
Air Freight & Logistics	3.1%	6.1%
Auto Components	0.7	—
Automobiles	1.7	—
Biotechnology	2.2	5.2
Chemicals	3.8	—
Commercial Services & Supplies	15.9	28.5
Construction & Engineering	—	—	(1)
Containers & Packaging	3.3	7.8
Distributors	8.4	4.9
Diversified Consumer Services	4.6	—
Diversified Financial Services	4.0	6.4
Health Care Providers & Services	7.6	5.6
Insurance Services	14.6	15.0
Interactive Media & Services	0.6	—
IT Services	7.1	7.9
Machinery	2.7	6.4
Oil, Gas & Consumable Fuels	—	—	(1)
Professional Services	0.9	—
Real Estate Management & Development	0.6	—
Software	18.2	6.2
Total	100.0%	100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$12,416	$12,416	1.5%	$—	$—	—%
Canada	5,519	5,519	0.7	—	—	—
United Kingdom	9,972	10,082	1.2	—	—	—
United States	815,962	803,892	96.6	364,398	364,398	100.0
Total	$843,869	$831,909	100.0%	$364,398	$364,398	100.0%
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
3)the Board engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
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
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables presents the fair value hierarchy of the investments as of:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$806,611	$806,611
Second Lien Debt	—	—	16,406	16,406
Other Securities	—	—	8,892	8,892
Total	$—	$—	$831,909	$831,909

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$355,939	$355,939
Second Lien Debt	—	—	2,836	2,836
Other Securities	—	—	5,623	5,623
Total	$—	$—	$364,398	$364,398
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$512,718	$13,288	$5,727	$531,733
Purchases of investments	318,725	3,448	2,981	325,154
Proceeds from principal repayments and sales of investments	(13,802)	—	—	(13,802)
Accretion of discount/amortization of premium	571	6	—	577
Payment-in-kind	177	—	93	270
Net change in unrealized appreciation (depreciation)	(11,882)	(336)	91	(12,127)
Net realized gains (losses)	104	—	—	104
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$806,611	$16,406	$8,892	$831,909

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(11,882)	$(336)	$91	$(12,127)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	478,877	13,928	2,981	495,786
Proceeds from principal repayments and sales of investments	(17,631)	—	—	(17,631)
Accretion of discount/amortization of premium	932	9	—	941
Payment-in-kind	177	—	93	270
Net change in unrealized appreciation (depreciation)	(11,787)	(367)	195	(11,959)
Net realized gains (losses)	104	—	—	104
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$806,611	$16,406	$8,892	$831,909

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(11,787)	$(367)	$195	$(11,959)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$806,611	Yield Analysis	Discount Rate	7.70%	12.91%	9.65%
Investments in second lien debt	16,406	Yield Analysis	Discount Rate	12.27%	13.10%	12.55%
Investments in other securities:
Preferred equity	5,108	Income Approach	Discount Rate	11.68%	14.80%	12.90%
Common equity	780	Market Approach	Revenue Multiple	10.40x	10.40x	10.40x
Common equity	3,004	Market Approach	EBITDA Multiple	11.70x	19.62x	14.35x
Total investment in other securities	8,892
Total Investments	$831,909

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$355,939	Yield Analysis	Discount Rate	6.20%	11.70%	7.59%
Investments in second lien debt	2,836	Yield Analysis	Discount Rate	9.90%	9.90%	9.90%
Investments in other securities:
Preferred equity	2,940	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Common equity	2,683	Market Approach	EBITDA Multiple	10.17x	19.97x	13.87x
Total investment in other securities	5,623
Total Investments	$364,398
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

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$327,000	$327,000	$214,000	$214,000
Barclays Funding Facility	200,000	200,000	—	—
Total	$527,000	$527,000	$214,000	$214,000
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

The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.65%, plus the SOFR spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Borrowing interest expense	$1,579	$2,533
Facility unused commitment fees	129	276
Amortization of deferred financing costs	263	497
Total	$1,971	$3,306
Weighted average interest rate (excluding unused fees and financing costs)	2.45%	2.20%
Weighted average outstanding balance	$255,049	$228,887
For the three months ended June 30, 2022, the Company borrowed $238,000 and repaid $161,000 under the CBA Subscription Facility. For the six months ended June 30, 2022, the Company borrowed $389,500 and repaid $276,500 under the CBA Subscription Facility. As of June 30, 2022, the Company had $98,000 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
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
The obligations of T Series SPV LLC under the Barclays Funding Facility are secured by all of the assets held by T Series SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to T Series SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and T Series SPV LLC, entered into in connection with the Barclays Funding Facility. Under the Agreements, the Company and T Series SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Borrowing interest expense	$1,003	$1,115
Facility unused commitment fees	335	451
Amortization of deferred financing costs	95	121
Total	$1,433	$1,687
Weighted average interest rate (excluding unused fees and financing costs)	2.94%	2.88%
Weighted average outstanding balance	$135,110	$120,000

For the three months ended June 30, 2022, the Company borrowed $135,000 and repaid $0 under the Barclays Funding Facility. For the six months ended June 30, 2022, the Company borrowed $200,000 and repaid $0 under the Barclays Funding Facility. As of June 30, 2022, the Company had $200,000 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).
The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended June 30, 2022 was 2.62%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended June 30, 2022 was $390,159.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2022 was 2.08%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2022 was $348,887.
The Company’s outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$327,000	$98,000	$325,000	$214,000	$111,000
Barclays Funding Facility	400,000	200,000	200,000	—	—	—
Total	$825,000	$527,000	$298,000	$325,000	$214,000	$111,000
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
As of June 30, 2022 and December 31, 2021, the Company had $300,794 and $193,137 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $655,000 and $765,000 were unfunded, respectively.
(8) Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(269)	$—
Net investment income (loss)	13,409	135
Net realized gain (loss)	104	—
Net unrealized appreciation (depreciation)	(11,959)	—
Dividends declared	(12,806)	(415)
Tax reclassification of members' capital	—	11
Net distributable earnings (accumulated losses), end of period	$(11,521)	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for six months ended June 30, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
Total	5,465,319	$110,000
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
Total Distributions			$0.87	$12,806
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the six months ended June 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
Total	265,481	$5,356
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net increase in Members' Capital from operations	$(3,864)	$1,554
Weighted average Common Units outstanding	16,080,203	13,947,111
Basic and diluted earnings per Common Unit	$(0.24)	$0.11

(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

For the Six Months Ended June 30, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$19.98
Net investment income (loss)	0.96
Net unrealized and realized gain (loss)(2)	(0.69)
Net increase (decrease) in net assets resulting from operations	0.27
Distributions declared	(0.87)
Issuance of common units	0.01
Total increase (decrease) in net assets	(0.59)
Net asset value, end of period	$19.39
Units outstanding, end of period	17,477,827
Total return based on net asset value(3)	1.36%
Ratio/Supplemental Data:
Members' Capital, end of period	$338,834
Weighted average units outstanding	13,947,111
Ratio of total expenses to average Members’ Capital(4)	4.86%
Ratio of net investment income to average Members’ Capital(4)	9.71%
Asset coverage ratio	164.29%
Portfolio turnover rate	3.12%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On July 6, 2022, the Company delivered a capital drawdown notice relating to the sale of approximately 5,900,462 of the Company’s common units, for an aggregate offering price of $115 million. The sale closed on July 14, 2022.
On July 19, 2022, the Company entered into that certain Second Amendment to Revolving Credit Agreement (the “Second Amendment”), amending that certain Revolving Credit Agreement, dated November 5, 2021 (as amended by that certain First Amendment to Revolving Credit Agreement, dated as of January 25, 2022, and as further amended, restated, amended and restated, supplemented or otherwise modified, including by the Second Amendment, the “Credit Agreement”) by and among the Company, as Borrower and Commonwealth Bank of Australia as Administrative Agent under the Credit Agreement, as Lead Arranger, as the Letter of Credit Issuer and as a Lender. The Second Amendment amends the Credit Agreement to, among other things, move to SOFR as the interest rate benchmark rate and include a short-term increase in the Maximum Commitment (as such term is defined in the Credit Agreement) in the amount of $100,000 for an aggregate Maximum Commitment of $425,000. The temporary increase maturity date is January 25, 2023. On such date, the Maximum Commitment will revert back to the initial $325,000.

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
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
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
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $150 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S middle-market companies backed by financial sponsors, including first lien senior secured term loans, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR” or “S”) and, prospectively, alternative reference rates).
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
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain other Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession, and the impact of new variants of the Coronavirus that have emerged in the United States and globally, has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, high oil prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2022, we had investments in 75 portfolio companies across 20 industries. Based on fair value as of June 30, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of June 30, 2022, our weighted average total yield of debt securities at amortized cost was 8.1%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022.

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

Our portfolio as of June 30, 2022 and December 31, 2021 is presented below:

	As of
	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$818,400	$806,611	97.0%	$355,939	$355,939	97.7%
Second Lien Debt	16,772	16,406	2.0	2,836	2,836	0.8
Other Securities	8,697	8,892	1.1	5,623	5,623	1.5
Total	$843,869	$831,909	100.0%	$364,398	$364,398	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended June 30, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$337,610
Less: Syndications	—
Net New Investments Committed/Purchased	$337,610
Investments, at Cost
Investments, beginning of period	$531,565
New investments purchased	325,154
Net accretion of discount on investments	578
Payment-in-kind	270
Net realized gain (loss) on investments	104
Investments sold or repaid	(13,802)
Investments, end of period	$843,869
Principal amount of investments funded
First lien debt	$314,739
Second lien debt	14,219
Other securities(2)	—
Total	$328,958
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(8,473)
Second lien debt investments	—
Total	$(8,473)
Weighted average yield on debt and income producing investments, at cost(3)	8.1%
Weighted average yield on debt and income producing investments, at fair value(3)	8.2%
Number of portfolio companies	75
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	831,909	100.0	75	364,398	100.0	24
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$831,909	100.0%	75	$364,398	100.0%	24
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total investment income	$13,095	$21,104
Less: Total expenses	4,935	7,693
Net investment income (loss) before taxes	8,160	13,411
Less: Excise tax expense	1	2
Net investment income (loss) after taxes	8,159	13,409
Net change in unrealized appreciation (depreciation)	(12,127)	(11,959)
Net realized gain (loss)	104	104
Net increase (decrease) in Members' Capital resulting from operations	$(3,864)	$1,554

Investment Income
Investment income was as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Investment income:
Interest income	$12,384	$19,872
Payment-in-kind interest income	—	10
Dividend income	89	169
Other income	622	1,053
Total Investment Income	$13,095	$21,104
For the three and six months ended June 30, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $831.9 million as of June 30, 2022 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Expenses:
Interest and other financing expenses	$3,404	$4,993
Management fees	393	714
Income based incentive fees	756	1,245
Capital gains incentive fees	(14)	—
Professional fees	283	452
Organization and offering costs	20	62
Directors' fees	52	103
Administrative service fees	5	5
General and other expenses	36	119
Excise tax expense	1	2
Total expenses (including excise tax)	$4,936	$7,695
For the three and six months ended June 30, 2022, total expenses were primarily comprised of interest and other financing expenses of $3,404 and $4,993, management fees of $393 and $714, income based incentive fees of $756 and $1,245, capital gains based incentive fees of $(14) and $0, professional fees of $283 and $452, directors’ fees of $52 and $103 and general and other expenses of $36 and $119.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Common Units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and six months ended June 30, 2022, we incurred $1 and $2, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$104	$104
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(12,127)	(11,959)
Net realized and unrealized gains (losses)	$(12,023)	$(11,855)

For the three and six months ended June 30, 2022, net realized gain on our investments was $104 and $104, respectively, primarily driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2022, net change in unrealized loss on our investments of $12.1 million and $12.0 million, respectively, was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of June 30, 2022, we had two revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue new debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2022, we had approximately $65.9 million of cash, which taken together with our approximately $98.0 million and $200.0 million of availability under the CBA Subscription Facility and Barclays Funding Facility (each as defined below) (subject to borrowing base availability), respectively, and our approximately $655.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
As of June 30, 2022, we had received aggregate capital commitments of $1,000.0 million.
For the six months ended June 30, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
Total	5,465,319	$110,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	8.5%	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	9.8%	7,864
Total Distributions			$0.87		$12,806

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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the six months ended June 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
Total	265,481	$5,356
Debt
Our outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$327,000	$98,000	$325,000	$214,000	$111,000
Barclays Funding Facility	400,000	200,000	200,000	—	—	—
Total	$825,000	$527,000	$298,000	$325,000	$214,000	$111,000

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."

RECENT DEVELOPMENTS
Subsequent to June 30, 2022 through August 9, 2022, we have closed or the Investment Committee has committed/approved approximately $130.1 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $128.0 million were first lien senior secured loans and $2.1 million were equity securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.
On July 6, 2022, we delivered a capital drawdown notice relating to the sale of approximately 5,900,462 of our common units, for an aggregate offering price of $115 million. The sale closed on July 14, 2022.

On July 19, 2022, we entered into a Second Amendment to Revolving Credit Agreement (the “Second Amendment”), amending that certain Revolving Credit Agreement, dated November 5, 2021 (as amended by that certain First Amendment to Revolving Credit Agreement, dated as of January 25, 2022, and as further amended, restated, amended and restated, supplemented or otherwise modified, including by the Second Amendment, the “Credit Agreement”) by and among us, as Borrower and Commonwealth Bank of Australia as Administrative Agent under the Credit Agreement, as Lead Arranger, as the Letter of Credit Issuer and as a Lender. The Second Amendment amends the Credit Agreement to, among other things, move to SOFR as the interest rate benchmark rate and include a short-term increase in the Maximum Commitment (as such term is defined in the Credit Agreement) in the amount of

$100,000 for an aggregate Maximum Commitment of $425,000. The temporary increase maturity date is January 25, 2023. On such date, the Maximum Commitment will revert back to the initial $325,000.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and "Risk Factors" in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2—Management’s Discussion & Analysis of Financial Condition and Results of Operations - Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$25,543	$(15,810)	$9,733
Up 200 basis points	$17,025	$(10,540)	$6,485
Up 100 basis points	$8,507	$(5,270)	$3,237
Down 100 basis points	$(6,830)	$5,270	$(1,560)
Down 200 basis points	$(9,080)	$9,853	$773
Down 300 basis points	$(9,211)	$10,433	$1,222
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on March 9, 2022 and July 20, 2022 for an issuance of our Common Units during the six months ended June 30, 2022. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
10.1*
Amendment No. 2 to Revolving Credit Agreement, dated as of July 19, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.

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

T Series Middle Market Loan Fund LLC

Dated: August 9, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: August 9, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)