Form 10-Q
period 2022-09-30
T Series Middle Market Loan Fund LLC
filed 2022-11-08
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 8, 2022, there was no established public market for the registrant’s limited liability company common units.
The number of the registrant’s limited liability company common units outstanding at November 8, 2022 was 27,060,610.

T Series Middle Market Loan Fund LLC

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Financial Condition as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (Unaudited) and for the Period from September 14, 2021 (inception) to September 30, 2021	5
	Consolidated Statements of Changes in Members’ Capital for the three and nine months ended September 30, 2022 (Unaudited) and for the Period from September 14, 2021 (inception) to September 30, 2021	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and for the Period from September 14, 2021 (inception) to September 30, 2021	7
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited) and December 31, 2021	9
	Notes to the Consolidated Financial Statements (Unaudited)	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
Part II. Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of September 30, 2022, and the related consolidated statements of operations, changes in members’ capital, for the three-month and nine-month periods ended September 30, 2022, and for the period from September 14, 2021 (inception) to September 30, 2021, and cash flows for the nine-month period ended September 30, 2022, and for the period from September 14, 2021 (inception) to September 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statement of operations, changes in members’ capital, and cash flows for the period from September 14, 2021 (inception) to December 31, 2021 (not presented herein); and in our report dated March 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.
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
/s/ Deloitte & Touche LLP
New York, NY
November 8, 2022

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,119,866 and $364,398 at September 30, 2022 and December 31, 2021, respectively)	$1,095,507	$364,398
Cash	27,046	84,597
Deferred financing costs	2,668	1,480
Deferred offering costs	9	60
Interest and dividend receivable from non-controlled/non-affiliated investments	7,092	722
Receivable for investments sold/repaid	49	38
Prepaid expenses and other assets	56	152
Total assets	1,132,427	451,447

Liabilities
Debt	661,921	214,000
Payable to affiliates (Note 3)	871	694
Financing costs payable	727	790
Dividends payable	12,605	415
Management fees payable	503	95
Income based incentive fees payable	1,244	—
Interest payable	3,100	151
Accrued expenses and other liabilities	1,031	572
Total liabilities	682,002	216,717

Commitments and Contingencies (Note 7)

Members' Capital
Common units (23,780,752 and 11,747,027 common units issued and outstanding as of September 30 2022 and December 31, 2021, respectively)	24	12
Paid-in capital in excess of par value	473,176	234,987
Net distributable earnings (accumulated losses)	(22,775)	(269)
Total members' capital	$450,425	$234,730
Total liabilities and members' capital	$1,132,427	$451,447
Net asset value per unit	$18.94	$19.98

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$21,254	$—	$41,126	$—
Payment-in-kind interest income	19	—	29	—
Dividend income	225	—	394	—
Other income	658	—	1,711	—
Total investment income	22,156	—	43,260	—
Expenses:
Interest expense and other financing expenses	6,353	—	11,346	—
Management fees	503	—	1,216	—
Income based incentive fees	1,244	—	2,490	—
Capital gains incentive fees	—	—	—	—
Professional fees	322	—	774	—
Organization and offering costs	40	243	102	243
Directors' fees	51	—	154	—
Administrative service fees	—	—	5	—
General and other expenses	252	—	371	—
Total expenses	8,765	243	16,458	243
Net investment income (loss) before taxes	13,391	(243)	26,802	(243)
Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	13,391	(243)	26,800	(243)

Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	—	—	104	—
Foreign currency and other transactions	(7)	—	(7)	—
Net realized gain (loss)	(7)		97	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(12,038)	—	(23,997)	—
Translation of assets and liabilities in foreign currencies	5	—	5	—
Net unrealized appreciation (depreciation)	(12,033)	—	(23,992)	—
Net realized and unrealized gain (loss)	(12,040)	—	(23,895)	—
Net increase (decrease) in members' capital resulting from operations	$1,351	$(243)	$2,905	$(243)

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.59	$—	$1.58	$—
Earnings per unit	$0.06	$—	$0.17	$—
Weighted average units outstanding (Note 9):	22,842,001	—	16,944,657	—
The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Members' Capital at beginning of period:	$338,834	$—	$234,730	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	13,391	(243)	26,800	(243)
Net realized gain (loss)	(7)	—	97	—
Net change in unrealized appreciation (depreciation)	(12,033)	—	(23,992)	—
Net increase (decrease) in members’ capital resulting from operations	1,351	(243)	2,905	(243)

Capital transactions:
Issuance of common units	115,000	10	225,000	10
Reinvestment of dividends	7,845	—	13,201	—
Dividends declared	(12,605)	—	(25,411)	—
Net increase in Members' Capital resulting from capital transactions	110,240	10	212,790	10
Total increase (decrease) in Members' Capital	111,591	(233)	215,695	(233)
Members' Capital at end of period	$450,425	$(233)	$450,425	$(233)

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$2,905	$(243)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	23,997	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(5)	—
Net realized (gain) loss on investments	(104)	—
Net realized (gain) loss on foreign currency transactions	7	—
Net accretion of discount and amortization of premium on investments	(1,942)	—
Payment-in-kind interest and dividend capitalized	(121)	—
Amortization of deferred financing costs	938	—
Amortization/change of deferred offering costs	77	(53)
Purchases of investments and change in payable for investments purchased	(786,245)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	32,931	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(6,370)	—
(Increase) decrease in prepaid expenses and other assets	96	—
(Decrease) increase in payable to affiliates	177	138
(Decrease) increase in management fees payable	408	—
(Decrease) increase in incentive fees payable	1,244	—
(Decrease) increase in interest payable	2,949	—
(Decrease) increase in accrued expenses and other liabilities	460	158
Net cash provided by (used in) operating activities	(728,598)	—

Cash flows from financing activities:
Borrowings on debt	935,788	—
Repayments on debt	(487,500)	—
Proceeds from issuance of Common Units	225,000	10
Deferred financing costs paid	(2,189)	—
Tax withholding paid	(21)	—
Offering costs paid	(26)	—
Net cash provided by (used in) financing activities	671,052	10
Net increase (decrease) in cash	(57,546)	10
Effect of foreign exchange rate changes on cash	(5)	—
Cash at beginning of period	84,597	—
Cash at end of period	$27,046	$10

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Accrued but unpaid dividends	$12,605	$—
Interest expense paid	$7,459	$—
Reinvestment of dividends during the period	$13,201	$—
Accrued but unpaid deferred financing costs	$63	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6)	S + 5.75%	8.77%	09/14/2029	17,640	$17,289	$17,288	3.84%
Mantech International CP	(5) (6) (10)	S + 5.75%	8.77%	09/14/2029	—	(42)	(42)	(0.01)
Mantech International CP	(5) (6) (10)	S + 5.75%	8.77%	09/14/2028	409	357	357	0.08
						17,604	17,603	3.91
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (11)	L + 5.75%	9.42%	06/11/2027	10,534	10,330	10,329	2.29
Omni Intermediate Holdings, LLC	(4) (5) (11)	S + 5.00%	8.69%	12/30/2026	22,086	21,893	21,011	4.66
Omni Intermediate Holdings, LLC	(4) (5) (10)	S + 5.00%	8.69%	12/30/2026	1,253	1,229	1,120	0.25
Omni Intermediate Holdings, LLC	(4) (5) (10)	S + 5.00%	8.69%	12/30/2025	—	(19)	(96)	(0.02)
						33,433	32,364	7.19
Auto Components
Continental Battery Company	(4) (5)	L + 6.75%	10.42%	01/20/2027	6,203	6,093	5,907	1.31
Automobiles
ARI Network Services, Inc.	(4) (6) (11)	S + 5.50%	8.63%	02/28/2025	14,266	14,039	13,821	3.07
Turbo Buyer, Inc.	(4) (5) (10)	L + 6.00%	8.88%	12/02/2025	133	111	37	0.01
Turbo Buyer, Inc.	(4) (10)	L + 6.00%	8.25%	01/14/2026	—	(14)	(14)	—
						14,136	13,844	3.07
Biotechnology
GraphPad Software, LLC	(4) (5) (11)	L + 5.50%	8.31%	04/27/2027	19,266	19,099	18,613	4.13
GraphPad Software, LLC	(4) (5) (10)	L + 5.50%	8.31%	04/27/2027	—	(90)	(359)	(0.08)
						19,009	18,254	4.05
Chemicals
Tank Holding Corp.	(6) (11)	S + 6.00%	8.88%	03/31/2028	23,608	23,166	22,575	5.01
Tank Holding Corp.	(6) (10)	S + 6.00%	8.88%	03/31/2028	—	(24)	(58)	(0.01)
V Global Holdings, LLC	(4) (6) (11)	S + 5.75%	8.99%	12/22/2027	7,988	7,838	7,580	1.68
V Global Holdings, LLC	(4) (6) (10)	S + 5.75%	8.99%	12/22/2025	152	130	97	0.02
						31,110	30,194	6.70
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6) (11)	L + 4.50%	8.17%	11/23/2028	1,236	1,217	1,199	0.27
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	8.17%	11/23/2028	1,083	1,055	1,011	0.22
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	8.17%	11/23/2027	—	(5)	(11)	—
FLS Holding, Inc.	(4) (5) (8) (11)	L + 5.25%	8.78%	12/15/2028	22,109	21,707	21,613	4.80
FLS Holding, Inc.	(4) (5) (8)	L + 5.25%	8.78%	12/15/2028	4,806	4,715	4,699	1.04
FLS Holding, Inc.	(4) (5) (8) (10)	L + 5.25%	8.78%	12/17/2027	—	(33)	(43)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	L + 5.25%	8.00%	12/20/2028	19,692	19,335	18,915	4.20
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.25%	8.00%	12/01/2028	—	(35)	(157)	(0.03)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.25%	8.00%	12/01/2026	—	$(20)	$(47)	(0.01)%
QW Holding Corporation	(4) (5) (11)	L + 5.50%	7.96%	08/31/2026	11,246	11,094	10,896	2.42
QW Holding Corporation	(4) (5) (10)	L + 5.50%	7.96%	08/31/2026	1,286	1,258	1,198	0.27
QW Holding Corporation	(4) (5) (10)	L + 5.50%	7.96%	08/31/2026	—	(38)	(88)	(0.02)
Sherlock Buyer Corp.	(4) (6) (11)	L + 5.75%	9.42%	12/08/2028	24,801	24,352	24,099	5.35
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	9.42%	12/08/2028	—	(64)	(204)	(0.05)
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	9.42%	12/08/2027	—	(50)	(81)	(0.02)
Sweep Purchaser, LLC	(4) (5) (10) (11)	L + 5.75%	9.42%	11/30/2026	4,897	4,805	4,590	1.02
Tamarack Intermediate, LLC	(4) (6)	L + 5.50%	9.23%	03/13/2028	15,087	14,807	14,325	3.18
Tamarack Intermediate, LLC	(4) (6) (10)	L + 5.50%	9.23%	03/13/2028	—	(45)	(125)	(0.03)
Valcourt Holdings II, LLC	(4) (5)	S + 5.25%	8.95%	01/07/2027	3,273	3,213	3,178	0.71
VRC Companies, LLC	(4) (6)	S + 5.75%	8.52%	06/29/2027	15,842	15,613	15,613	3.47
VRC Companies, LLC	(4) (6) (10)	S + 5.75%	8.52%	06/29/2027	2,725	2,450	2,448	0.54
						125,331	123,028	27.31
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (10)	P + 4.50%	10.75%	10/19/2028	1,010	923	1,010	0.22
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	L + 5.50%	8.74%	12/11/2028	27,589	27,090	25,735	5.71
Distributors
48Forty Solutions, LLC	(4) (5) (11)	S + 5.50%	8.46%	11/30/2026	25,041	24,528	24,518	5.44
48Forty Solutions, LLC	(4) (5)	S + 5.50%	8.46%	11/30/2026	881	865	865	0.19
48Forty Solutions, LLC	(4) (10)	P + 4.50%	10.75%	11/30/2026	2,745	2,674	2,674	0.59
ABB Concise Optical Group LLC	(4) (6) (11)	L + 7.50%	10.46%	02/23/2028	18,023	17,608	17,192	3.82
ABB Concise Optical Group LLC	(4) (6) (10)	P + 6.50%	12.75%	02/23/2028	1,755	1,712	1,668	0.37
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	9.17%	11/01/2028	19,048	18,873	19,048	4.23
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	9.17%	11/01/2028	10,398	10,302	10,398	2.31
						76,562	76,363	16.95
Diversified Consumer Services
FPG Intermediate Holdco, LLC	(4) (5) (11)	S + 6.50%	9.20%	03/05/2027	11,855	11,625	11,625	2.58
Heartland Home Services	(4) (6) (10)	L + 5.75%	8.80%	12/15/2026	17,464	17,299	16,608	3.69
Lightspeed Solution, LLC	(4) (6)	S + 6.00%	9.04%	03/01/2028	15,122	14,843	14,473	3.21
Lightspeed Solution, LLC	(4) (6) (10)	S + 6.00%	9.04%	03/01/2028	—	(44)	(209)	(0.05)
LUV Car Wash Group, LLC	(4) (5) (10)	L + 5.50%	8.06%	12/09/2026	7,409	7,320	7,146	1.59
Magnolia Wash Holdings	(4) (5)	S + 6.50%	9.13%	07/08/2028	7,911	7,758	7,758	1.72
Magnolia Wash Holdings	(4) (5) (10)	S + 6.50%	9.13%	07/08/2028	719	697	697	0.15
Magnolia Wash Holdings	(4) (5)	S + 6.50%	9.13%	07/08/2028	332	326	326	0.07
Mammoth Holdings, LLC	(4) (5) (10)	S + 6.00%	8.34%	10/16/2023	6,320	6,269	6,320	1.40
Spotless Brands, LLC	(4) (5) (11)	S + 6.50%	9.19%	07/25/2028	9,535	9,349	9,349	2.08
Spotless Brands, LLC	(4) (5) (10)	S + 6.50%	9.19%	07/25/2028	487	465	465	0.10

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC	(4) (5) (10)	S + 6.50%	9.19%	07/25/2028	220	$214	$214	0.05%
						76,121	74,772	16.60
Diversified Financial Services
Applitools, Inc.	(4) (6) (8)	S + 5.75%	8.78%	05/25/2029	6,318	6,196	6,170	1.37
Applitools, Inc.	(4) (6) (8) (10)	S + 5.75%	8.78%	05/25/2028	—	(17)	(21)	—
SitusAMC Holdings Corp.	(4) (6) (11)	L + 5.75%	9.42%	12/22/2027	23,482	23,273	22,670	5.03
Smarsh, Inc.	(4) (6) (11)	S + 6.50%	10.05%	02/16/2029	4,286	4,206	4,145	0.92
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	10.05%	02/16/2029	—	(10)	(35)	(0.01)
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	10.05%	02/16/2029	—	(5)	(9)	—
						33,643	32,920	7.31
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (11)	S + 5.75%	7.86%	07/06/2028	11,636	11,411	11,411	2.53
Abracon Group Holdings, LLC	(4) (6) (10)	S + 5.75%	7.86%	07/06/2028	—	(20)	(20)	—
Abracon Group Holdings, LLC	(4) (6) (10)	S + 5.75%	7.86%	07/06/2028	—	(16)	(16)	—
Dwyer Instruments, Inc.	(4) (6) (11)	L + 5.50%	8.81%	07/21/2027	16,931	16,606	16,606	3.69
Dwyer Instruments, Inc.	(4) (6) (10)	L + 5.50%	8.81%	07/21/2027	—	(39)	(39)	(0.01)
Dwyer Instruments, Inc.	(4) (6) (10)	L + 5.50%	8.81%	07/21/2027	332	292	292	0.06
						28,234	28,234	6.27
Health Care Providers & Services
Advarra Holdings, Inc.	(4)	S + 5.75%	8.56%	08/24/2029	20,481	20,127	20,127	4.47
Advarra Holdings, Inc.	(4) (10)	S + 5.75%	8.56%	08/24/2029	—	(16)	(16)	—
DCA Investment Holdings, LLC	(4)	S + 6.00%	9.98%	04/03/2028	7,057	6,992	6,755	1.50
DCA Investment Holdings, LLC	(4) (10)	S + 6.00%	9.98%	04/03/2028	829	818	758	0.17
Gateway US Holdings, Inc.	(4) (6) (8)	S + 5.50%	8.33%	09/22/2024	5,273	5,229	5,165	1.15
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S + 5.50%	8.33%	09/22/2024	1,211	1,199	1,181	0.26
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S + 5.50%	8.33%	09/22/2024	117	115	113	0.03
Heartland Veterinary Partners, LLC	(4) (5) (11)	S + 4.75%	7.63%	12/10/2026	6,043	5,992	5,866	1.30
Heartland Veterinary Partners, LLC	(4) (5) (10)	S + 4.75%	7.63%	12/10/2026	5,233	5,119	4,832	1.07
Heartland Veterinary Partners, LLC	(4) (5) (10)	S + 4.75%	7.63%	12/10/2026	—	(10)	(36)	(0.01)
mPulse Mobile, Inc.	(4) (6) (11)	L + 5.25%	9.32%	12/17/2027	10,000	9,822	9,640	2.14
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	9.32%	12/17/2027	—	(174)	(720)	(0.16)
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	9.32%	12/17/2027	1,499	1,412	1,319	0.29
Southern Veterinary Partners, LLC	(4) (5)	S + 5.50%	8.45%	10/05/2027	1,891	1,855	1,794	0.40
Stepping Stones Healthcare Services, LLC	(4) (6)	L + 5.75%	9.42%	01/02/2029	4,353	4,293	4,119	0.91
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 5.75%	9.42%	01/02/2029	125	118	58	0.01
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 5.75%	9.42%	12/30/2026	25	17	(9)	—
Tivity Health, Inc.	(4) (6)	S + 6.00%	9.55%	06/28/2029	2,720	2,680	2,692	0.60
Vardiman Black Holdings, LLC	(4) (11)	S + 8.00%	10.29%	03/18/2027	5,701	5,649	5,380	1.19

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(4) (10)	S + 8.00%	10.29%	03/18/2027	6,015	$5,952	$5,634	1.25%
Vermont Aus Pty Ltd	(4) (6) (8)	S + 5.50%	9.20%	03/22/2028	12,686	12,389	11,903	2.64
						89,578	86,555	19.22
Health Care Technology
Intelerad Medical Systems Incorporated	(4) (5) (8)	L + 6.50%	10.22%	08/21/2026	13,230	12,838	12,838	2.85
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (11)	S + 5.75%	8.59%	08/13/2029	36,810	36,085	36,085	8.01
Excelitas Technologies Corp.	(4) (6) (11)	E + 5.75%	6.08%	08/13/2029	€6,688	6,783	6,421	1.43
Excelitas Technologies Corp.	(4) (6) (10)	S + 5.75%	8.59%	08/13/2029	—	(71)	(71)	(0.02)
Excelitas Technologies Corp.	(4) (6) (10)	S + 5.75%	8.59%	08/14/2028	1,493	1,422	1,422	0.32
						44,219	43,857	9.74
Insurance Services
Amerilife Holdings, LLC	(4) (6)	S + 5.75%	8.83%	08/31/2029	17,242	16,901	16,901	3.75
Amerilife Holdings, LLC	(4) (6) (10)	S + 5.75%	8.83%	08/31/2029	—	(73)	(73)	(0.02)
Amerilife Holdings, LLC	(4) (6) (10)	S + 5.75%	8.83%	08/31/2028	—	(73)	(73)	(0.02)
Foundation Risk Partners, Corp.	(4) (6)	L + 5.50%	9.17%	10/30/2028	1,514	1,492	1,489	0.33
Foundation Risk Partners, Corp.	(4) (6) (10)	L + 5.50%	9.17%	10/30/2028	2,620	2,558	2,521	0.56
Galway Borrower, LLC	(4) (6)	L + 5.25%	8.92%	09/29/2028	5,975	5,853	5,716	1.27
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	8.92%	09/29/2028	285	270	259	0.06
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	8.92%	09/30/2027	—	(8)	(18)	—
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	L + 5.25%	8.37%	11/25/2026	3,673	3,642	3,572	0.79
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L + 5.25%	8.37%	11/25/2026	1,205	1,163	965	0.21
High Street Buyer, Inc.	(4) (6) (10)	L + 6.00%	8.81%	02/02/2029	5,577	5,273	4,770	1.06
Integrity Marketing Acquisition, LLC	(4) (6) (11)	L + 5.50%	7.87%	08/27/2025	14,850	14,671	14,850	3.30
Integrity Marketing Acquisition, LLC	(4) (6)	L + 5.50%	7.87%	08/27/2025	11,196	11,053	11,196	2.49
Keystone Agency Investors	(4) (5) (11)	S + 6.00%	9.70%	05/03/2027	8,239	8,128	7,962	1.77
Keystone Agency Investors	(4) (5) (10)	S + 6.00%	9.70%	05/03/2027	8,383	8,228	7,990	1.77
Oakbridge Insurance Agency LLC	(4) (5)	S + 5.75%	8.89%	12/31/2026	1,894	1,868	1,815	0.40
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	8.89%	12/31/2026	1,588	1,470	927	0.21
Oakbridge Insurance Agency LLC	(4) (5) (10)	S + 5.75%	8.89%	12/31/2026	127	118	100	0.02
Patriot Growth Insurance Services, LLC	(4) (10)	L + 5.50%	8.77%	10/14/2028	—	(44)	(44)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(4) (6)	L + 6.00%	9.15%	11/01/2028	1,482	1,461	1,409	0.31
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (10) (11)	L + 6.00%	9.15%	11/01/2028	12,854	12,713	12,182	2.70
RSC Acquisition, Inc.	(4) (6) (11)	S + 5.50%	8.94%	10/30/2026	13,280	13,169	13,280	2.95
RSC Acquisition, Inc.	(4) (6)	S + 5.50%	8.94%	10/30/2026	12,700	12,594	12,700	2.82
World Insurance Associates, LLC	(4) (5) (11)	L + 5.75%	9.39%	04/01/2026	6,728	6,617	6,506	1.44
World Insurance Associates, LLC	(4) (5)	L + 5.75%	9.39%	04/01/2026	30,738	30,213	29,720	6.60
						159,257	156,622	34.77

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Interactive Media & Services
Spectrio, LLC	(4) (10)	L + 6.00%	9.13%	12/09/2026	—	$—	$(309)	(0.07)%
Triple Lift, Inc.	(4)	S + 5.50%	9.30%	03/16/2029	4,726	4,638	4,527	1.01
						4,638	4,218	0.94
IT Services
Donuts, Inc.	(4) (5) (6)	S + 6.00%	8.91%	12/29/2027	11,816	11,816	11,546	2.56
Donuts, Inc.	(4) (5) (6) (10)	S + 6.00%	8.91%	12/29/2027	—	—	(127)	(0.03)
Govbrands Intermediate, Inc.	(4) (6) (11)	L + 5.50%	9.17%	08/04/2027	23,940	23,416	22,817	5.07
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	9.17%	08/04/2027	5,387	5,241	5,016	1.11
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	9.17%	08/04/2027	795	734	661	0.15
Long Term Care Group, Inc.	(4) (6) (11)	L + 6.00%	8.82%	09/08/2027	11,443	11,231	10,983	2.44
Redwood Services Group, LLC	(4) (6) (11)	S + 6.00%	9.31%	06/15/2029	7,998	7,842	7,650	1.70
Redwood Services Group, LLC	(4) (6) (10)	S + 6.00%	9.31%	06/15/2029	—	(18)	(83)	(0.02)
						60,262	58,463	12.98
Machinery
Answer Acquisition, LLC	(4) (5) (11)	L + 5.75%	9.42%	12/30/2026	23,658	23,246	22,704	5.04
Answer Acquisition, LLC	(4) (5) (10)	L + 5.75%	9.42%	12/30/2026	—	(31)	(74)	(0.02)
MHE Intermediate Holdings, LLC	(4) (5) (11)	S + 6.25%	9.50%	07/21/2027	16,835	16,645	16,337	3.63
MHE Intermediate Holdings, LLC	(4) (5)	S + 6.25%	9.50%	07/21/2027	1,993	1,956	1,935	0.43
						41,816	40,902	9.08
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5)	S + 5.25%	7.36%	04/07/2028	389	383	381	0.08
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	7.36%	04/07/2028	—	—	(1)	—
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	7.36%	04/07/2028	18	17	17	—
						400	397	0.09
Professional Services
KWOR Acquisition, Inc.	(4) (6) (11)	L + 5.25%	8.91%	12/22/2028	16,437	16,193	15,577	3.46
KWOR Acquisition, Inc.	(4) (6) (10)	L + 5.25%	8.91%	12/22/2028	—	(33)	(183)	(0.04)
KWOR Acquisition, Inc.	(4) (6) (10)	P + 4.25%	10.50%	12/22/2027	530	507	435	0.10
Project Boost Purchaser, LLC	(4) (6)	S + 5.50%	8.41%	05/02/2029	7,754	7,680	7,686	1.71
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.50%	8.41%	05/02/2029	—	(8)	(14)	—
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.50%	8.41%	05/02/2028	—	(6)	(5)	—
						24,333	23,496	5.22
Real Estate Management & Development
Associations, Inc.	(4) (5)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	5,160	5,120	4,919	1.09
Associations, Inc.	(4) (5) (10)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	312	261	66	0.01
MRI Software, LLC	(4) (5)	L + 5.50%	9.17%	02/10/2026	1,920	1,912	1,879	0.42

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(4) (10)	L + 5.50%	9.17%	02/10/2026	—	$(9)	$(87)	(0.02)%
Zarya Intermediate, LLC	(4) (5) (8)	S + 6.50%	10.02%	07/01/2027	27,237	27,237	27,237	6.05
Zarya Intermediate, LLC	(4) (5) (8) (10)	S + 6.50%	10.02%	07/01/2027	—	—	—	—
						34,521	34,014	7.55

Software
Anaplan, Inc.	(4) (6)	S + 6.50%	9.53%	06/21/2029	17,600	17,258	17,218	3.82
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	7.70%	03/09/2027	—	(10)	(54)	(0.01)
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	7.70%	03/09/2027	10	8	5	—
Bottomline Technologies, Inc.	(4) (6)	S + 5.50%	8.35%	05/14/2029	16,000	15,694	15,392	3.42
Bottomline Technologies, Inc.	(4) (6) (10)	S + 5.50%	8.35%	05/15/2028	—	(25)	(51)	(0.01)
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	9.85%	05/22/2026	1,539	1,521	1,502	0.33
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	9.85%	05/22/2026	—	(1)	(2)	—
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	9.85%	05/22/2026	24	24	23	0.01
Kaseya, Inc.	(4) (6)	S + 5.75%	8.29%	06/25/2029	10,309	10,159	9,860	2.19
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	8.29%	06/25/2029	—	(4)	(27)	(0.01)
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	8.29%	06/25/2029	—	(9)	(27)	(0.01)
LegitScript	(4) (6)	S + 5.75%	8.80%	06/24/2029	15,573	15,271	14,944	3.32
LegitScript	(4) (6) (10)	S + 5.75%	8.80%	06/24/2029	—	(94)	(411)	(0.09)
LegitScript	(4) (6) (10)	S + 5.75%	8.80%	06/24/2028	240	182	119	0.03
Montana Buyer, Inc.	(4) (6)	S + 5.75%	8.70%	07/22/2029	8,659	8,488	8,310	1.84
Montana Buyer, Inc.	(4) (6) (10)	S + 5.75%	8.70%	07/22/2028	—	(19)	(39)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(4) (6)	S + 5.00%	7.90%	06/11/2029	3,377	3,345	3,196	0.71
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	7.90%	06/11/2029	123	115	26	0.01
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	7.90%	06/11/2029	—	(3)	(17)	—
Oak Purchaser, Inc.	(4) (6)	S + 5.00%	9.48%	04/28/2028	4,653	4,609	4,559	1.01
Oak Purchaser, Inc.	(4) (6) (10)	S + 5.00%	9.48%	04/28/2028	1,042	1,013	980	0.22
Oak Purchaser, Inc.	(4) (6) (10)	S + 5.00%	9.48%	04/28/2028	—	(6)	(13)	—
Project Leopard Holdings, Inc.	(8) (11)	S + 5.25%	7.83%	07/20/2029	10,000	9,320	8,929	1.98
Revalize, Inc.	(4) (5) (10) (11)	L + 5.75%	9.42%	04/15/2027	9,622	9,481	8,490	1.88
Revalize, Inc.	(4) (5)	L + 5.75%	9.42%	04/15/2027	1,419	1,407	1,350	0.30
Riskonnect Parent, LLC	(4) (6)	S + 5.50%	9.73%	12/07/2028	935	916	916	0.20
Riskonnect Parent, LLC	(4) (6) (10)	S + 5.50%	9.73%	12/07/2028	—	(13)	(13)	—
Securonix, Inc.	(4) (6)	S + 6.50%	8.62%	04/05/2028	21,010	20,666	20,119	4.47
Securonix, Inc.	(4) (6) (10)	S + 6.50%	8.62%	04/05/2028	—	(61)	(160)	(0.04)
Trunk Acquisition, Inc.	(4) (5) (11)	L + 5.75%	9.64%	02/19/2027	11,343	11,244	10,710	2.38
Trunk Acquisition, Inc.	(4) (5) (10)	L + 5.75%	9.64%	02/19/2026	—	(9)	(60)	(0.01)
						130,467	125,774	27.92

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Total First Lien Debt						$1,091,618	$1,067,364	236.97%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	S + 9.00%	12.64%	12/30/2027	3,300	$3,205	$3,165	0.70%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5)	L + 8.00%	10.94%	12/10/2027	2,520	2,475	2,330	0.52
Heartland Veterinary Partners, LLC	(4) (5) (10)	L + 8.00%	10.94%	12/10/2027	924	907	850	0.19
						3,382	3,180	0.71
Software
Matrix Parent, Inc.	(4) (6)	S + 8.00%	11.10%	03/01/2030	10,667	10,489	9,897	2.20
Total Second Lien Debt						$17,076	$16,242	3.61%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
Other Securities
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)	10.50%		12/21/2021		1,000,000	$1,009	$1,070	0.24%
Knockout Intermediate Holdings I, Inc.	(4) (9)	11.75%		06/25/2022		2,040	1,989	2,148	0.48
Revalize, Inc.	(4) (9)	11.75%		12/14/2021		2,000	2,024	2,098	0.47
Riskonnect Parent, LLC	(4) (9)	S + 10.50%		07/07/2022		2,123,800	2,081	2,081	0.46
Total Preferred Equity							$7,103	$7,397	1.64%
Common Equity
Amerilife Holdings, LLC	(4) (9)			09/01/2022		14,274	$394	$394	0.09
BP Purchaser, LLC	(4) (9)			12/10/2021		1,233,333	1,233	1,517	0.34
Encore Holdings, LLC	(4) (9)			11/23/2021		1,478	170	241	0.05
LUV Car Wash	(4) (9)			04/06/2022		992	992	992	0.22
mPulse Mobile, Inc.	(4) (9)			12/17/2021		105,978	780	780	0.17
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (9)			12/20/2021		500,000	500	580	0.13
Total Common Equity							$4,069	$4,504	1.00%
Total Other Securities							$11,172	$11,901	2.64%
Total Portfolio Investments							$1,119,866	$1,095,507	243.22%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans were the 3-month E at 1.17%, 1-month L at 3.14%, 3-month L at 3.75%, the 6-month L at 4.23%, 1-month S at 2.47%, 3-month S at 2.13%, and the P at 6.25%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Position or portion thereof unsettled as of September 30, 2022.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022 non-qualifying assets represented 8.8% of total assets as calculated in accordance with regulatory requirements.

(9)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $11,901 or 2.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(10)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$1,176	$(21)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	132	(6)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	2,103	(20)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	841	(16)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,851	(16)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	7,376	(73)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	3,688	(73)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,834	(74)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,370	(54)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	112	(4)
Applitools, Inc.	0.50%	Revolver	05/25/2028	900	(21)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	4,968	(232)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,333	(51)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	829	(35)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(127)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	4,249	(38)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	1,793	(34)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	1,309	(39)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(11)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	—%	Delayed Draw Term Loan	08/11/2024	7,223	(71)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	2,119	(41)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(43)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	3,462	(56)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	98	(2)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	10	—
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	326	(14)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	414	(18)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	275	(6)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	96	(2)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(118)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,068	(97)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2024	10,588	(359)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	9,965	(311)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	8,437	(247)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(35)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2026	7,457	(207)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	22,073	(645)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	7,088	—
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,493	(183)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,299	(68)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	626	(27)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	626	(27)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	3,320	(112)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,639	(69)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	10,182	(411)
LegitScript	0.50%	Revolver	06/24/2028	2,755	(111)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	02/28/2023	4,878	(209)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	4,075	(87)
Magnolia Wash Holdings	0.50%	Delayed Draw Term Loan	01/14/2024	761	(11)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	771	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	4,247	(42)
Mantech International CP	0.50%	Revolver	09/14/2028	2,205	(44)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	978	(39)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	20,004	(720)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	3,497	(126)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	1,684	(91)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	316	(17)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	2,060	(41)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	620	(12)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	14,225	(595)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	508	(21)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,360	(66)
Omni Intermediate Holdings, LLC	—%	Delayed Draw Term Loan	06/24/2024	121	(6)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(96)
Patriot Growth Insurance Services, LLC	1.00%	Delayed Draw Term Loan	07/08/2024	4,503	(44)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	853	(42)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	2,367	(91)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,968	(157)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	1,190	(47)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,604	(14)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	642	(6)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	1,544	(48)
QW Holding Corporation	0.50%	Revolver	08/31/2024	2,833	(88)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	1,902	(83)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	13,886	(669)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	1,339	(13)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(160)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	7,190	(204)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(81)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,071	(35)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(9)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(309)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	548	(8)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	767	(8)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	84	(2)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,125	(61)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	600	(32)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	1,499	(14)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	628	(35)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,475	(125)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Audited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tank Holding Corp.	0.50%	Revolver	03/31/2028	1,333	(58)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(60)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	940	(48)
VRC Companies, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	16,425	(238)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	749	(42)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	—
Total First Lien Debt Unfunded Commitments				$313,798	$(9,281)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	56	(4)
Total Second Lien Debt Unfunded Commitments				$56	$(4)
Total Unfunded Commitments				$313,854	$(9,285)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.

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
September 30, 2022
(In thousands, except unit and per unit amounts)

(1)Organization
T Series Middle Market Loan Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company that is focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
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
The Company has conducted and from time to time may conduct private offerings of common units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor at any closing of a private offering makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”), T Series Financing SPV LLC (“T Series SPV LLC”) and T Series Financing II SPV LLC (“T Series SPV II LLC”, collectively with CA SPV, T Series Equity Holdings and T Series SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures for annual, audited consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Statements of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of September 30, 2022, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
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
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and are amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends.
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
For the three and nine months ended September 30, 2022, the Company incurred $0 and $2 of U.S. federal excise tax. For the period from September 14, 2021 (inception) through September 30, 2021, the Company did not incur U.S federal excise tax.
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 0.5% of the Company’s average called capital commitments, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, called capital commitments as of such quarter-end). Called capital commitments is defined in the Investment Advisory Agreement as the aggregate purchase price paid to purchase Common Units of the Company by all unitholders pursuant to a Subscription Agreement. Called capital commitments do not include assets acquired through the use of leverage. The Investment Adviser does not receive any fees on unused capital commitments. The base management fee for any partial quarter was appropriately prorated.
For the three and nine months ended September 30, 2022, base management fees were $503 and $1,216. As of September 30, 2022, $503 was payable to the Investment Adviser relating to base management fees. For the period from September 14, 2021 (inception) through September 30, 2021, no base management fees were accrued to the Investment Adviser because the Company had not yet commenced investment operations.
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
For the three and nine months ended September 30, 2022, $1,244 and $2,490 of income based incentive fees were accrued to the Investment Adviser. For the period from September 14, 2021 (inception) through September 30, 2021, no income based incentive fees were accrued to the Investment Advisor.
For the three and nine months ended September 30, 2022, no capital gains incentive fees were accrued to the Investment Adviser. For the period from September 14, 2021 (inception) through September 30, 2021 no capital gains incentive fees were accrued to the Investment Adviser.. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2022, there were $1,244 of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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
For the three and nine months ended September 30, 2022, the Company incurred no expenses under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2022.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, invested seed capital of $10 in the Company on September 28, 2021.
(4) Investments

The composition of the Company’s investment portfolio was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,091,618	$1,067,364	97.4%	$355,939	$355,939	97.7%
Second Lien Debt	17,076	16,242	1.5	2,836	2,836	0.8
Other Securities	11,172	11,901	1.1	5,623	5,623	1.5
Total	$1,119,866	$1,095,507	100.0%	$364,398	$364,398	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2022		December 31, 2021
Aerospace & Defense	1.6%		—%
Air Freight & Logistics	3.2		6.1
Auto Components	0.5		—
Automobiles	1.3		—
Biotechnology	1.7		5.2
Chemicals	2.8		—
Commercial Services & Supplies	11.3		28.5
Construction & Engineering	0.1		—	(1)
Containers & Packaging	2.5		7.8
Distributors	7.0		4.9
Diversified Consumer Services	6.9		—
Diversified Financial Services	3.0		6.4
Electronic Equipment, Instruments & Components	2.6		—
Health Care Providers & Services	8.3		5.6
Health Care Technology	1.2		—
Industrial Conglomerates	4.0		—
Insurance Services	14.4		15.0
Interactive Media & Services	0.4		—
IT Services	5.3		7.9
Machinery	3.7		6.4
Oil, Gas & Consumable Fuels	—	(1)	—	(1)
Professional Services	2.1		—
Real Estate Management & Development	3.1		—
Software	13.0		6.2
Total	100.0%		100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$12,389	$11,903	1.1%	$—	$—	—%
Canada	19,381	19,297	1.8	—	—	—
United States	1,088,096	1,064,307	97.1	364,398	364,398	100.0
Total	$1,119,866	$1,095,507	100.0%	$364,398	$364,398	100.0%

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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firm.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private letter credit ratings;
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables presents the fair value hierarchy of the investments as of:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,446	$1,035,918	$1,067,364
Second Lien Debt	—	—	16,242	16,242
Other Securities	—	—	11,901	11,901
Total	$—	$31,446	$1,064,061	$1,095,507

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$355,939	$355,939
Second Lien Debt	—	—	2,836	2,836
Other Securities	—	—	5,623	5,623
Total	$—	$—	$364,398	$364,398
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$806,611	$16,406	$8,892	$831,909
Purchases of investments	287,526	294	2,475	290,295
Proceeds from principal repayments and sales of investments	(14,697)	—	—	(14,697)
Accretion of discount/amortization of premium	953	10	—	963
Payment-in-kind	13	—	—	13
Net change in unrealized appreciation (depreciation)	(11,450)	(468)	534	(11,384)
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	(33,038)	—	—	(33,038)
Fair value, end of period	$1,035,918	$16,242	$11,901	$1,064,061

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(11,339)	$(468)	$534	$(11,273)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	733,211	14,221	5,456	752,888
Proceeds from principal repayments and sales of investments	(31,996)	—	—	(31,996)
Accretion of discount/amortization of premium	1,869	19	—	1,888
Payment-in-kind	28	—	93	121
Net change in unrealized appreciation (depreciation)	(23,237)	(834)	729	(23,342)
Net realized gains (losses)	104	—	—	104
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,035,918	$16,242	$11,901	$1,064,061

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(23,237)	$(834)	$729	$(23,342)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,035,918	Yield Analysis	Discount Rate	8.10%	14.60%	10.92%
Investments in second lien debt	16,242	Yield Analysis	Discount Rate	14.18%	15.35%	14.58%
Investments in other securities:
Preferred equity	7,397	Income Approach	Discount Rate	9.10%	14.98%	12.26%
Common equity	780	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Common equity	3,724	Market Approach	EBITDA Multiple	11.21x	19.62x	14.11x
Total investment in other securities	11,901
Total Investments	$1,064,061

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$355,939	Yield Analysis	Discount Rate	6.20%	11.70%	7.59%
Investments in second lien debt	2,836	Yield Analysis	Discount Rate	9.90%	9.90%	9.90%
Investments in other securities:
Preferred equity	2,940	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Common equity	2,683	Market Approach	EBITDA Multiple	10.17x	19.97x	13.87x
Total investment in other securities	5,623
Total Investments	$364,398
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$381,500	$381,500	$214,000	$214,000
Barclays Funding Facility	280,421	280,421	—	—
Total	$661,921	$661,921	$214,000	$214,000
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 and July 19, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that will expire on January 25, 2023 at which point $325,000 will be available under the facility. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.65%, plus the SOFR spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Borrowing interest expense	$3,295	$—	$5,833	$—
Facility unused commitment fees	72	—	348	—
Amortization of deferred financing costs	223	—	720	—
Total	$3,590	$—	$6,901	$—
Weighted average interest rate (excluding unused fees and financing costs)	3.90%	—%	2.92%	—%
Weighted average outstanding balance	$330,745	$—	$263,212	$—
For the three months ended September 30, 2022, the Company borrowed $265,500 and repaid $211,000 under the CBA Subscription Facility. For the nine months ended September 30, 2022, the Company borrowed $655,000 and repaid $487,500 under the CBA Subscription Facility. As of September 30, 2022, the Company had $43,500 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
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
The obligations of T Series SPV LLC under the Barclays Funding Facility are secured by all of the assets held by T Series SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to T Series SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and T Series SPV LLC, entered into in connection with the Barclays Funding Facility. Under the Agreements, the Company and T Series SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Borrowing interest expense	$2,433	$—	$3,543	$—
Facility unused commitment fees	233	—	684	—
Amortization of deferred financing costs	97	—	218	—
Total	$2,763	$—	$4,445	$—
Weighted average interest rate (excluding unused fees and financing costs) (1)	4.31%	—%	3.72%	—%
Weighted average outstanding balance (1)	$220,967	$—	$164,659	$—

(1)	Calculated from the period from March 7, 2022 (closing date) through September 30, 2022.
For the three months ended September 30, 2022, the Company borrowed $80,788 and repaid $0 under the Barclays Funding Facility. For the nine months ended September 30, 2022, the Company borrowed $280,788 and repaid $0 under the Barclays Funding Facility. As of September 30, 2022, the Company had $119,579 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).
The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended September 30, 2022 was 4.07%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended September 30, 2022 was $551,712.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2022 was 2.89%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2022 was $427,871.
The Company’s outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$381,500	$43,500	$325,000	$214,000	$111,000
Barclays Funding Facility(1)	400,000	280,421	119,579	—	—	—
Total	$825,000	$661,921	$163,079	$325,000	$214,000	$111,000

(1)	Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 0.0 million.
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
As of September 30, 2022 and December 31, 2021, the Company had $313,854 and $193,137 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $540,000 and $765,000 were unfunded, respectively.
(8) Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(269)	$—
Net investment income (loss)	26,800	135
Net realized gain (loss)	97	—
Net unrealized appreciation (depreciation)	(23,992)	—
Dividends declared	(25,411)	(415)
Tax reclassification of members' capital	—	11
Net distributable earnings (accumulated losses), end of period	$(22,775)	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for nine months ended September 30, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
Total	11,365,781	$225,000
For the period from September 14, 2021 (inception) through September 30, 2021, no capital drawdowns were delivered by the Company.
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
Total Distributions			$1.40	$25,411

For the period from September 14, 2021 (inception) through September 30, 2021, no distributions were declared or paid by the Company.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the nine months ended September 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
Total	667,945	$13,201
For the period from September 14, 2021 (inception) through September 30, 2021, no distributions were declared or paid by the Company.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net increase in Members' Capital from operations	$1,351	$2,905
Weighted average Common Units outstanding	22,842,001	16,944,657
Basic and diluted earnings per Common Unit	$0.06	$0.17
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

For the Nine Months Ended September 30, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$19.98
Net investment income (loss)	1.58
Net unrealized and realized gain (loss)(2)	(1.23)
Net increase (decrease) in net assets resulting from operations	0.35
Distributions declared	(1.40)
Issuance of common units	0.01
Total increase (decrease) in net assets	(1.04)
Net asset value, end of period	$18.94
Units outstanding, end of period	23,780,752
Total return based on net asset value(3)	1.76%
Ratio/Supplemental Data:
Members' Capital, end of period	$450,425
Weighted average units outstanding	16,944,657
Ratio of total expenses to average Members’ Capital(4)	6.04%
Ratio of net investment income to average Members’ Capital(4)	10.49%
Ratio of total contributed capital to total committed capital, end of period	46.00%
Asset coverage ratio	168.05%
Portfolio turnover rate	4.70%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On October 12, 2022, T Series Financing II SPV LLC entered into a Revolving Credit and Security Agreement with T Series II SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to T Series II SPV in an aggregate principal amount up to $300 million at any one time outstanding (the “BNP Funding Facility”).

The BNP Funding Facility is a revolving funding facility with a reinvestment period ending October 12, 2025 and a final maturity date of October 12, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.70% during the reinvestment period and 3.20% following the reinvestment period, with an additional margin of 0.10% for non-US dollar advances.

On October 17, 2022, the Company delivered a capital drawdown notice relating to the sale of approximately 2,621,919 of the Company’s common units, for an aggregate offering price of $50 million. The sale closed on October 28, 2022.

On October 17, 2022, the Company entered into a Third Amendment under the CBA Subscription Facility, amending certain defined terms in the Revolving Credit Agreement.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19 (also referred to as the “Coronavirus”);
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S middle-market companies backed by financial sponsors, including first lien senior secured term loans, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate (“LIBOR”) and currently, the Secured Overnight Financing Rate (“SOFR” or “S”).
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
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, whether as a result of the impact of the Coronavirus pandemic or otherwise, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
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
•costs associated with any private offerings of our common units (“Common Units”), and any other securities offerings;
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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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

PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2022, we had investments in 90 portfolio companies across 24 industries. Based on fair value as of September 30, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of September 30, 2022, our weighted average total yield of debt securities at amortized cost was 9.4%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022.
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

Our portfolio as of September 30, 2022 and December 31, 2021 is presented below:

	As of
	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,091,618	$1,067,364	97.4%	$355,939	$355,939	97.7%
Second Lien Debt	17,076	16,242	1.5	2,836	2,836	0.8
Other Securities	11,172	11,901	1.1	5,623	5,623	1.5
Total	$1,119,866	$1,095,507	100.0%	$364,398	$364,398	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended September 30, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$304,799
Less: Syndications	—
Net New Investments Committed/Purchased	$304,799
Investments, at Cost
Investments, beginning of period	$843,869
New investments purchased	290,295
Net accretion of discount on investments	1,001
Payment-in-kind	13
Net realized gain (loss) on investments	—
Investments sold or repaid	(15,312)
Investments, end of period	$1,119,866
Principal amount of investments funded
First lien debt	$292,542
Second lien debt	300
Other securities(2)	2,475
Total	$295,317
Amount of investments sold/fully repaid, at principal
First lien debt investments	$10,161
Second lien debt investments	—
Total	$10,161
Weighted average yield on debt and income producing investments, at cost(3)	9.4%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%
Number of portfolio companies	90
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of common equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,095,507	100.0	90	364,398	100.0	24
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,095,507	100.0%	90	$364,398	100.0%	24
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Total investment income	$22,156	$—	$43,260	$—
Less: Total expenses	8,765	243	16,458	243
Net investment income (loss) before taxes	13,391	(243)	26,802	(243)
Less: Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	13,391	(243)	26,800	(243)
Net change in unrealized appreciation (depreciation)	(12,033)	—	(23,992)	—
Net realized gain (loss)	(7)	—	97	—
Net increase (decrease) in Members' Capital resulting from operations	$1,351	$(243)	$2,905	$(243)
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Investment income:
Interest income	$21,254	$—	$41,126	$—
Payment-in-kind interest income	19	—	29	—
Dividend income	225	—	394	—
Other income	658	—	1,711	—
Total Investment Income	$22,156	$—	$43,260	$—

For the three and nine months ended September 30, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $1,095.5 million as of September 30, 2022 and, as of such date, all our debt investments were income-producing. For the period from September 14, 2021 (inception) through September 30, 2021, we had not yet begun investment activities and as such did not earn any income.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Expenses:
Interest and other financing expenses	$6,353	$—	$11,346	$—
Management fees	503	—	1,216	—
Income based incentive fees	1,244	—	2,490	—
Capital gains incentive fees	—	—	—	—
Professional fees	322	—	774	—
Organization and offering costs	40	243	102	243
Directors' fees	51	—	154	—
Administrative service fees	—	—	5	—
General and other expenses	252	—	371	—
Excise tax expense	—	—	2	—
Total expenses (including excise tax)	$8,765	$243	$16,460	$243
For the three and nine months ended September 30, 2022, total expenses were primarily comprised of interest and other financing expenses of $6,353 and $11,346, management fees of $503 and $1,216, income based incentive fees of $1,244 and $2,490, professional fees of $322 and $774, directors’ fees of $51 and $154 and general and other expenses of $252 and $371, respectively.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Common Units.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income (the “ICTI”), as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and nine months ended September 30, 2022, we incurred $0 and $2, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021	September 30, 2022	For the period from September 14, 2021 (inception) through September 30, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—	$104	$—
Foreign currency and other transactions	(7)	—	(7)	—
Net realized gain (loss)	(7)	—	97	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(12,038)	—	(23,997)	—
Translation of assets and liabilities in foreign currencies	5	—	5	—
Net unrealized appreciation (depreciation)	(12,033)	—	(23,992)	—
Net realized and unrealized gains (losses)	$(12,040)	$—	$(23,895)	$—

For the three and nine months ended September 30, 2022, net realized gain on our investments was $0 and $104, respectively, primarily driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2022, net change in unrealized loss on our investments of $12,038 and $23,997, respectively, was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the three and nine months ended September 30, 2022, net change in unrealized loss on our investments of $362 and $362, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of September 30, 2022, we had two revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue new debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2022, we had approximately $27.0 million of cash, which taken together with our approximately $43.5 million and $119.6 million of availability under the CBA Subscription Facility and Barclays Funding Facility (each as defined below) (subject to borrowing base availability), respectively, and our approximately $540.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
As of September 30, 2022, we had received aggregate capital commitments of $1,000.0 million.
For the nine months ended September 30, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
Total	11,365,781	$225,000
For the period from September 14, 2021 (inception) through September 30, 2021, no capital drawdowns were delivered by us.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	8.5%	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	9.8%	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	11.2%	12,605
Total Distributions			$1.40		$25,411

(1)	Distribution yield (annualized) is calculated by dividing the declared distribution by the weighted average of the net asset value at the beginning of the quarter, the capital called and distribution reinvested during the quarter and annualizing over 4 quarterly periods
For the period from September 14, 2021 (inception) through September 30, 2021, no distributions were declared or paid by us.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the nine months ended September 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
Total	667,945	$13,201
For the period from September 14, 2021 (inception) through September 30, 2021, no distributions were declared or paid by us.

Debt
Our outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$425,000	$381,500	$43,500	$325,000	$214,000	$111,000
Barclays Funding Facility(1)	400,000	280,421	119,579	—	—	—
Total	$825,000	$661,921	$163,079	$325,000	$214,000	$111,000

(1)	Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2021, we had borrowings denominated in Euros (EUR) of 0.0 million.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."

RECENT DEVELOPMENTS
Subsequent to September 30, 2022 through November 8, 2022, we have closed or the Investment Committee has committed/approved approximately $47.2 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $45.4 million were first lien senior secured loans and $1.8 million were other securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of inflation on valuations and the operations of potential portfolio companies.
On October 12, 2022, T Series Financing II SPV LLC (“T Series II SPV”), a wholly owned subsidiary of the Company entered into a Revolving Credit and Security Agreement with T Series II SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to T Series II SPV in an aggregate principal amount up to $300 million at any one time outstanding (the “BNP Funding Facility”).

The BNP Funding Facility is a revolving funding facility with a reinvestment period ending October 12, 2025 and a final maturity date of October 12, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.70% during the reinvestment period and 3.20% following the reinvestment period, with an additional margin of 0.10% for non-US dollar advances.

On October 17, 2022, we delivered a capital drawdown notice relating to the sale of approximately 2,621,919 of our common units, for an aggregate offering price of $50 million. The sale closed on October 28, 2022.

On October 17, 2022, we entered into a Third Amendment under the CBA Subscription Facility, amending certain defined terms in the Revolving Credit Agreement.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and "Risk Factors" in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2—Management’s Discussion & Analysis of Financial Condition and Results of Operations - Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.” in this Form 10-Q.
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
As of September 30, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$32,767	$(19,869)	$12,898
Up 200 basis points	$21,845	$(13,246)	$8,599
Up 100 basis points	$10,922	$(6,623)	$4,299
Down 100 basis points	$(10,807)	$6,623	$(4,184)
Down 200 basis points	$(20,949)	$13,246	$(7,703)
Down 300 basis points	$(27,177)	$19,869	$(7,308)
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
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Certain investors are limited in their ability to make significant investments in us.
Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Common Stock) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Additionally, our portfolio may be concentrated in a limited number of industries and a downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
To the extent that we assume large positions in the securities of a small number of issuers or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance industry, which could reduce their profitability and potentially limit their growth.
We may invest portions of our portfolio in the insurance industry. The insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows.
We may be subject to risks associated with our investments in the commercial services and supplies industry.
We could invest in portfolio companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces and various other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies. If our portfolio companies in the commercial services and supplies industry fail to devote resources and attention to sell and market their services or products effectively, they could fail to generate sufficient revenues and reach or sustain profitability and to repay interest or principal on our debt investments. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 19, 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the U.S. and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation and following a period of uncertainty as a result of the Coronavirus pandemic. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities or the impact of the Coronavirus pandemic or other public health concerns. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, whether in response to the Coronavirus pandemic or otherwise, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the Bank Holding Company Act of 1956, as amended (the “BHCA”) regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley, including us as a BDC controlled by Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
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

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the Commodity Futures and Trading Commission. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our stockholders.
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
To the extent that certain tax law changes announced but not yet enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations, are subsequently enacted, such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could impose greater costs on us and on financial services companies and impact the value of assets we hold and our business, financial condition and results of operations. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Common Stock and our ability to pay distributions.
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
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from accidental technological failure.
Like other financial services firms, Morgan Stanley continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
Although we, the Adviser, the Administrator and Morgan Stanley have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. In addition, the Company, the Adviser, the Administrator or our portfolio companies could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.
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
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory and escalating measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility resulting from the Coronavirus pandemic and other public health concerns has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on April 6, 2022, May 18, 2022 and July 19, 2022 for an issuance of our Common Units during the nine months ended September 30, 2022. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1*
Amendment No. 3 to Revolving Credit Agreement, dated as of October 17, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.

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

T Series Middle Market Loan Fund LLC

Dated: November 8, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: November 8, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)