Form 10-K
period 2022-12-31
T Series Middle Market Loan Fund LLC
filed 2023-03-10
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 10, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s limited liability company common units outstanding at March 10, 2023 was 31,967,458.

Auditor Firm Id:34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

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
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•The term “MS BDCs” refers to the Company and the other business development companies, or BDCs, managed by our Adviser;
•the term “Common Units” refers to our common units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2022.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as the COVID-19 (also referred to as the “Coronavirus”) pandemic;
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
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;

•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

PART I
Item 1. Business
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by MS Capital Partners Adviser Inc., an indirect, wholly owned subsidiary of Morgan Stanley, or the Adviser.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR).
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
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors.
Despite recent market volatility, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current inflationary economic environment, and deal flow.
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described in this Form 10-K, or this Report, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. See “Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in this Report.

On October 21, 2021, we completed our initial closing (“Initial Closing”) and entered into subscription agreements (a “Subscription Agreement”) for capital commitments to purchase Common Units, in a private placement and received aggregate capital commitments to purchase Common Units of $1.0 billion.
We may draw down Capital Commitments to make investments or pay expenses at any time during the period beginning on our Initial Closing and ending on the earlier of (i) the date that is one year after the receipt of notice from a majority of our common unitholders of a desire to terminate the investment period, provided that such notice may not be provided prior to the fourth anniversary of the Initial Closing and (ii) the date on which we provide notice to our common unitholders of the termination of the investment period, in each case, unless earlier terminated in accordance with our limited liability company agreement, or LLC Agreement (“the Investment Period”). After the expiration of the Investment Period, we may draw down remaining Capital Commitments, if any, to the extent necessary: (a) to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of financings, or other obligations, contingent or otherwise (including the fees payable to the Adviser pursuant to the Investment Advisory Agreement (as defined below), whether incurred before or after the end of the Investment Period, (b) to fulfill investment commitments made or approved by the Adviser prior to the expiration of the Investment Period or complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), where, for the avoidance of doubt, follow-on investments do not include payment obligations of the Company pursuant to a delayed draw term loan or similar contractual agreement where the Company does not have discretion to refuse to fund a subsequent payment to the portfolio company so long as the conditions of the agreement are satisfied, provided, that such drawdowns pursuant to this clause (c) shall not exceed 15% of total aggregate Capital Commitments, and/or (d) for us to comply with applicable laws and regulations, including the 1940 Act and the Code.
We do not intend to target a quotation or listing of our Common Units on a national securities exchange, including an initial public offering (an “Exchange Listing”). If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders.
The term of the Company will continue until the fourth anniversary of the expiration of the Investment Period, subject to extension for up to an additional one-year period pursuant to the approval of the unitholders and the Adviser’s recommendation with the approval of the Board of Directors of the Company (the “Board of Directors”), unless the Company is sooner dissolved, each as provided in our LLC Agreement, or by operation of law. The Company will be dissolved (i) upon the expiration of its term (as such term may be extended pursuant to the LLC Agreement), (ii) at any time upon (a) the affirmative vote of a majority of the full Board of Directors and (b) the affirmative vote of a majority of the holders of then-outstanding Common Units, voting together as a single class, (iii) if there are no members of the Company, unless the business of the Company is continued in accordance with our LLC Agreement or the Delaware Limited Liability Company Act (6 Del. C. §18-214, et seq.) (as amended from time to time, the “Delaware Act”), or (iv) upon the entry of a decree of judicial dissolution under the Delaware Act.
The Adviser
We entered into an investment advisory agreement with our Adviser on October 19, 2021 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. Our unitholders or a majority of the Board of Directors, including a majority of the Independent Directors. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Advisory Agreement.”
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs and managed committed capital1 of approximately $14.9 billion at fair value as of March 1, 2023. The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Investment Committee is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

Our Adviser is served by the Investment Team within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to the Company’s executive officers and their support team, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2022, the Direct Lending strategy includes the Company and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of March 1, 2023, Direct Lending managed approximately $13.0 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of March 1, 2023, Opportunistic Credit managed approximately $1.9 billion in committed capital.
Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions-Institutional Securities Group, or ISG, Wealth Management, or WM, and IM.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2022, IM managed approximately $1.3 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator

Our Administrator, an indirect wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated October 19, 2021, between us and the Administrator (the “Administration Agreement”).

We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), will review the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliates. Our Administrator will be reimbursed for certain expenses it incurs on our behalf. See “Item II. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations — Expenses” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we reimburse to the Administrator.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
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

•Proper oversight and governance provided by experienced management teams and a board of directors, as well as other industry and/or operating expertise from the sponsors;

•Natural alignment of interests between lender and sponsor given focus on exit strategy; and

•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

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
•securities issued or guaranteed by a Tobacco Producer and/or by entities classified as being in the tobacco industry according to the Bloomberg Industry Classification System (“BICS”); and
• instruments issued by or guaranteed by entities (“Controversial Weapons Producers”) that (as determined at the time of investment): (a) are directly involved in the development or production of; or (b) are involved in the use, stockpiling, acquisition, transfer, retention, development or production with a company directly involved in the development or production of:
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
•depleted uranium weapons (including the production of depleted uranium weapons and armour);
•blinding laser weapons (including the production of weapons utilising laser technology to cause permanent blindness);
•non-detectable fragments (including the production of weapons that use non-detectable fragments to inflict injury); or
•incendiary weapons (white phosphorus) (including the production of weapons using white phosphorus).

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

Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans, and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 – $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.
We expect that once we are fully invested, our investments will generally comply with the following limits, measured as a percentage of our gross assets:
•Target 70% - 80% first lien senior secured loans;
•Target 20% - 30% second lien senior secured loans, mezzanine debt, unsecured debt and equity;
•Investments and other opportunistic asset purchases, provided that equity will not exceed 5%;
•Typical investment to represent up to 2%;
•No industry to represent more than 20%;
•Non-U.S. portfolio companies not to exceed 10%;
•Target of 75+ portfolio companies; and
•Target leverage of 1.0x-1.3x
Key themes of our investment strategy include:
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
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and

•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Market Opportunity
We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty.
Demand for Direct Lending Solution
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily a result of changes in banking regulation and deal structures, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
•Certain private equity sponsors who historically sought to finance their transactions in the public markets have turned to private credit providers, including us, to finance their transactions. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% to 17% from 2010 to June 2022.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $627 billion of middle-market loans with maturities between the first quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin, shows that as of December 31, 2022, there was approximately $1,021 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities.
•Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans. Furthermore, we believe middle-market loans often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•We believe that the Company is well positioned in the current rising rate environment. Approximately 99.9% of the Company’s debt investments are floating rate and the Company should benefit from higher yields as interest rates rise. As of December 31, 2022, 3-month SOFR, a popular benchmark for the loans in the Company, has increased by approximately 4.5% since the start of 2022.

•As of the date of this report, we have generally witnessed an improvement in terms, including higher reference rates, wider spreads, more conservative leverage profiles and increasingly lender-friendly documentation. Although leveraged buyout activity has declined amidst the market dislocation, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.

Competitive Advantages

We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle- market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment in accordance with its established policies and procedures. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See “Part 1—Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform. In addition, the investment professionals of the MS Private Credit platform have strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.

The Investment Committee members servicing the Company have an average of 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
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
We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the MS Private Credit origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
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
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
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
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, private equity sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, Internal Risk Ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.
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

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2022 and December 31, 2021.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from a rise in energy prices, volatility in foreign currency exchange rates, interruptions in the supply chain, inflation expectations and interest rate sensitivity.
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
In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our investors. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
We may, however, invest alongside the Affiliated Investment Accounts, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that, allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.

For a description of the potential conflicts of interest of the Company as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of CLOs and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments, including from new competitors, could result in fewer investment opportunities and less favorable pricing for us, as our competitors target the same or similar investments that we intend to purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”
Implications of Being an Emerging Growth Company
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of any initial public offering of our Common Units;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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

Investments
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	As of
	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,234,008	$1,203,972	97.6%	$355,939	$355,939	97.7%
Second Lien Debt	17,085	16,071	1.3	2,836	2,836	0.8
Other Securities	13,840	14,102	1.1	5,623	5,623	1.5
Total	$1,264,933	$1,234,145	100.0%	$364,398	$364,398	100.0%

The industry composition of our investments at fair value is as follows:

	As of
	December 31, 2022	December 31, 2021
Aerospace & Defense	1.4%	—%
Air Freight & Logistics	2.9	6.1
Auto Components	1.5	—
Automobiles	1.2	—
Biotechnology	1.5	5.2
Chemicals	2.4	—
Commercial Services & Supplies	11.9	28.5
Construction & Engineering	0.1	—
Containers & Packaging	2.2	7.8
Distributors	9.1	4.9
Diversified Consumer Services	6.5	—
Diversified Financial Services	2.9	6.4
Electronic Equipment, Instruments & Components	2.2	—
Health Care Providers & Services	9.3	5.6
Industrial Conglomerates	3.5	—
Insurance Services	15.2	15.0
Interactive Media & Services	0.3	—
IT Services	5.0	7.9
Machinery	3.4	6.4
Oil, Gas & Consumable Fuels(1)	—	—
Pharmaceuticals	0.5	—
Professional Services	2.1	—
Real Estate Management & Development	2.8	—
Software	12.1	6.2
Total	100.0%	100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	As of
	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$18,347	$17,869	1.4%	$—	$—	—%
Canada	22,927	22,928	1.9	—	—	—
United Kingdom	8,139	8,139	0.7	—	—	—
United States	1,215,520	1,185,209	96.0	364,398	364,398	100.0
Total	$1,264,933	$1,234,145	100.0%	$364,398	$364,398	100.0%
See the Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022 and December 31, 2021 , our asset coverage ratio was 186.04% and 209.69%.
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
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agree to reimburse the Adviser for certain expenses it incurs on our behalf. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations — Expenses” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we expect to reimburse to our Adviser.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-

incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or advised by the Administrator and its affiliates.
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
Summary Risk Factors
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
•The discontinuation of LIBOR may adversely affect our business and results of operations
•We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
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
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•Economic recession or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
Risks Relating to Our Common Units
•There is no public market for our Common Units.
•There are restrictions on holders of our Common Units.
•There is a risk that you may not receive distributions.
•Investing in our Common Units may involve an above average degree of risk.
•The net asset value of our Common Units may fluctuate significantly.

General Risk Factors
•We are operating in a period of capital markets volatility and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

Regulation as a Business Development Company
General
On October 19, 2021, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not intend to list our Common Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its unitholders. We have elected to be treated, and intend to qualify annually, as a RIC, commencing concurrently with our election to be regulated as a BDC. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 13, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 13, 2021. As a result of the unitholder approval, effective October 14, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements, which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Common Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
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
An investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that we must vote the Company securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our unitholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our unitholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Company intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: T Series Middle Market Loan Fund LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
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

Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Because a Morgan Stanley affiliate is acting as our Adviser, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. These regulations are subject to change, including with respect to possible limitations on the Adviser’s day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser's decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.

The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs.
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

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2021, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2023.
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
Certain Material U.S. Federal Income Tax Considerations
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
Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our investment company taxable income (“ICTI”), as defined by the code, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the “Excise Tax Avoidance Requirement.” If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified distribution income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate distributions-received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant or security.

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
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in Common Units.
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

Staffing

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
Item 1A. Risk Factors
Investing in our Common Units involves a number of significant risks. Before you invest in our Common Units, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
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
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles advised by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
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
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority, or the FCA, publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased entering into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, subject to certain exceptions, since December 31, 2021, banks have been instructed by the U.S. banking agencies and the FCA to cease entering into new contracts referencing LIBOR. The Federal Reserve Bank of New York now publishes SOFR based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index

Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates relationships with private equity sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent upon management personnel of our Adviser for our future success.
We do not have any internal management capacity or employees. The Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals' diligence, skill and network of business contacts. In particular, we depend on the continued services of certain senior management personnel of the Adviser. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance. Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are advised by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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
As a result of our Adviser and Administrator’s affiliation with, and the Investment Committee members’ employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders, notwithstanding Morgan Stanley’s participation as one of our investors. Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s unitholders, and, in fact, they may not be.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or exemptive relief, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit sponsoring funds.
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
It should be noted that Morgan Stanley has, directly and indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in shares of our Common Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common unitholders, giving rise to a conflict.
The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser and/or Morgan Stanley may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict the Adviser’s ability to trade in or make certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our common unitholders and may induce the Adviser to make speculative investments.
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

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
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
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount, or OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Units as of December 31, 2022 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2022 (1)	(26.8)%	(15.8)%	(4.7)%	6.3%	17.4%
(1) Assumes $1285.3 million in total assets, $676.5 million in debt outstanding and $582.1 million in net assets as of December 31, 2022 , and an average cost of funds of 4.1%, which is our weighted average interest rate excluding unused fees and financing costs.
Based on our outstanding indebtedness of $676.5 million as of December 31, 2022 and the effective weighted average annual interest rate of 4.1% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of 2.1% at least to cover annual interest payments on the outstanding debt.
We are subject to risks associated with our Credit Facilities.

We are subject to risks associated with our Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (as amended, the “CBA Subscription Facility”), our Revolving Credit Agreement with Barclays (“Barclays Funding Facility” our Revolving Credit Agreement with BNP (“BNP Funding Facility,”) and the Loan and Security Agreement with JPMorgan Chase Bank, National Association (the “JPM Funding Facility” and together with CBA

Subscription Facility, BNP Funding Facility and Barclays Funding Facility, the “Credit Facilities”). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior Subscription Facilities and/or secured revolving credit facilities of the Company or any subsidiary (any such facilities and the Credit Facilities, each, a “Credit Facility”).

Any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace our Credit Facilities upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace such credit facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace our Credit Facilities at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, our Credit Facilities contains various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The CBA Subscription Facility is secured by unfunded investor commitments to purchase our Common Units while Barclays Funding Facility, BNP Funding Facility and JPM Funding Facility are secured by underlying assets. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
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
Our existing Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Topic ASC 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of an independent service provider to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our units) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.

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

To the extent that we assume large positions in the securities of a small number of issuers, or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.

We may be subject to risks associated with our investments in the software industry.

We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.

We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our unitholders or any subsidiary’s unitholders, unitholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
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
Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “— We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.”

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
We may hold the debt securities of distressed companies that may enter into bankruptcy proceedings.
Companies that are financially distressed due to leverage or other factors may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Our investments in private middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
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

Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

The lack of liquidity in our investments may adversely affect our business.
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

Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as OID and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG, events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

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
•Security and safety risks such as consumer security, data privacy and security; and
•Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.
We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our units. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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

•the releases of liens on the collateral; and
•the waivers of past defaults under collateral documents.

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
We may invest in non-U.S. companies to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Risks Relating to an Investment in Our Common Units
Our Common Units are not listed, and we do not intend to list our Common Units, on an exchange, nor are our Common Units quoted through a quotation system. Therefore, our common unitholders will have limited liquidity and may not receive a full return of invested capital upon selling their Common Units or upon liquidation of the Company.
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
•loss of a major funding source; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, such as the Coronavirus pandemic in the United States as well as worldwide.
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
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Units at a price less than the net asset value per unit without first obtaining approval for such issuance from our unitholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser we are subject to the certain federal banking and financial requirements, including the BHCA regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.

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
Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
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

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
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
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our Common Units fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our unitholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
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
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•the last day of the fiscal year ending after the fifth anniversary of any quotation or listing of our Common Units on a national securities exchange, including any initial public offering;
•the year in which our total annual gross revenues first exceed $1.235 billion;
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
As an “emerging growth company”, we may take advantage of certain reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
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
Holders
As of March 10, 2023, we had 2 holders of record of our Common Units.
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
Distribution Reinvestment Plan (“DRIP”)
We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders have their cash distributions automatically reinvested in additional Common Units of same class of Common Units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
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
Unitholders who elect to receive distributions in the form of Common Units are generally subject to the same U.S. federal, state and local tax consequences as are unitholders who receive their distributions in cash. However, since a participating unitholder’s cash distributions is reinvested in Common Units, such unitholder does not receive cash with which to pay applicable taxes on reinvested distributions. A unitholder’s basis for determining gain or loss upon the sale of Common Units received in a distribution from us is generally equal to the cash that would have been received if the unitholder had received the distribution in cash. Any Common Units received in a distribution have a new holding period for tax purposes commencing on the day following the day on which such Common Units are credited to the U.S. holder’s account.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	16,507
Total Distributions			$2.01	$41,918
The following table summarizes the Company’s distributions declared and payable for the period from September 14, 2021 (inception) through December 31, 2021 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
December 30, 2021	December 30, 2021	January 24, 2022	$0.04	$415
Total Distributions			$0.04	$415
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2022 (dollar amount in thousands):

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
October 20, 2022	657,939	12,547
Total	1,325,884	$25,748

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
OVERVIEW

We are a non-diversified externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically LIBOR, and currently SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to the Order we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
Portfolio as of December 31, 2022

We had investments in 101 portfolio companies across 24 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Weighted average total yield of debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
Portfolio as of December 31, 2021
We had investments in 24 portfolio companies across 12 industries. Based on fair value, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.93%. Weighted average total yield on debt securities at amortized cost was 6.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.

Our portfolio as of December 31, 2022 and December 31, 2021 is presented below:

	As of
	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,234,008	$1,203,972	97.6%	$355,939	$355,939	97.7%
Second Lien Debt	17,085	16,071	1.3	2,836	2,836	0.8
Other Securities	13,840	14,102	1.1	5,623	5,623	1.5
Total	$1,264,933	$1,234,145	100.0%	$364,398	$364,398	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$1,053,408	$569,540
Less: Syndications	—	—
Net New Investments Committed/Purchased	$1,053,408	$569,540
Investments, at Cost
Investments, beginning of period	$364,398	$—
New investments purchased	943,076	366,593
Net accretion of discount on investments	2,942	70
Payment-in-kind	969	—
Net realized gain (loss) on investments	74	—
Investments sold or repaid	(46,526)	(2,265)
Investments, end of period	$1,264,933	$364,398
Principal amount of investments funded
First lien debt	$940,055	$365,756
Second lien debt	14,518	2,892
Other securities(2)	7,704	5,623
Total	$962,277	$374,271
Amount of investments sold/fully repaid, at principal
First lien debt investments	$18,634	$2,000
Second lien debt investments	—	—
Total	$18,634	$2,000
Weighted average yield on debt investments, at cost(3)	10.9%	6.8%
Weighted average yield on debt investments, at fair value(3)	11.2%	6.8%
Number of portfolio companies	101	24
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,234,145	100.0	101	364,398	100.0	24
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,234,145	100.0%	101	$364,398	100.0%	24
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Total investment income	$74,329	$1,276
Less: Total expenses	29,803	1,141
Net investment income (loss) before taxes	44,526	135
Less: Excise tax expense	77	—
Net investment income (loss) after taxes	44,449	135
Net change in unrealized appreciation (depreciation)	(30,994)	—
Net realized gain (loss)	68	—
Net increase (decrease) in Members' Capital resulting from operations	$13,523	$135
Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Investment income:
Interest income	$70,696	$1,176
Payment-in-kind interest income	446	—
Dividend income	672	11
Other income	2,515	89
Total Investment Income	$74,329	$1,276
The increase in total investment income from $1,276 for the period from September 14, 2021 (inception) through December 31, 2021 to $74,329 for the year ended December 31, 2022, was primarily driven by our deployment of capital and invested balance of investments in addition to higher reference interest rates driving increased interest income. The size of our investment portfolio at fair value increased from $364,398 as of December 31, 2021 to $1,234,145 as of December 31, 2022. As of such dates, all our senior secured debt investments were income-producing and no investments were on non-accrual status.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.
Expenses
Expenses were as follows:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Expenses:
Interest and other financing expenses	$21,816	$410
Management fees	1,870	95
Income based incentive fees	4,129	—
Capital gains incentive fees	—	—
Professional fees	1,283	178
Organization and offering costs	111	324
Directors' fees	205	44
General and other expenses	389	90
Total expenses	$29,803	$1,141
Excise tax expense	77	—

Interest Expense

Interest expense and other financing expenses increased from $410 for the period from September 14, 2021 (inception) through December 31, 2021 to $21,816 for the year ended December 31, 2022. The increase was primarily driven by approximately $461,667 of average borrowings at an average effective interest rate of 4.07% during the year ended December 31, 2022 as compared to approximately $43,965 of average borrowings at an average effective interest rate, of 2.17% for the period from September 14, 2021 (inception) through December 31, 2021.

Management Fees

Management fees, were $1,870 and $95 for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, respectively. The increase year-over-year was primarily due to an increase in capital called.

Incentive Fees

The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees were $4,129 and $0 for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. The capital gains incentive fee accrued were $0 and $0 for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, respectively as the Company was in a net unrealized loss position. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Common Units.

Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income (the “ICTI”), as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, we incurred $77 and $0, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$74	$—
Foreign currency and other transactions	(6)	—
Net realized gain (loss)	68	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(31,003)	—
Translation of assets and liabilities in foreign currencies	9	—
Net unrealized appreciation (depreciation)	(30,994)	—
Net realized and unrealized gains (losses)	$(30,926)	$—

Net realized gain on our investments for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021 was $74 and $0, respectively, primarily driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, net change in unrealized loss on our investments of $(31,003) and $0, respectively, was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, net change in unrealized appreciation on our investments of $215 and $0, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of December 31, 2022, we had three revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue new debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2022, we had approximately $36.5 million of cash, which taken together with our approximately $398.5 million of availability under our Credit Facilities (subject to borrowing base availability) and our approximately $415.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
As of December 31, 2022, we had received aggregate capital commitments of $1,000.0 million.
For the year ended December 31, 2022 , we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
October 28, 2022	2,621,919	50,000
December 22, 2022	4,030,091	75,000
Total	18,017,791	$350,000
For the period from September 14, 2021 (inception) through December 31, 2021, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Units Issued	Amount
November 04, 2021	1,500,000	$30,000
November 12, 2021	3,500,000	70,000
December 03, 2021	2,505,010	50,000
December 29, 2021	4,241,517	85,000
Total	11,746,527	$235,000

Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2022 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield (1)	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	8.5%	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	9.8	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	11.2	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	13.0	16,507
Total Distributions			$2.01		$41,918

(1)	Distribution yield (annualized) is calculated by dividing the declared distribution by the weighted average of the net asset value at the beginning of the quarter, the capital called and distribution reinvested during the quarter and annualizing over 4 quarterly periods
The following table summarizes our distributions declared and payable for the period from September 14, 2021 (inception) through December 31, 2021:

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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
October 20, 2022	657,939	12,547
Total	1,325,884	$25,748

Debt
Our outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$375,000	$234,500	$140,500	$325,000	$214,000	$111,000
Barclays Funding Facility(1)	400,000	303,998	96,002	—	—	—
BNP Funding Facility	300,000	138,000	162,000	—	—	—
Total	$1,075,000	$676,498	$398,502	$325,000	$214,000	$111,000

(1)	Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2021, the Company had no borrowings denominated in Euros.
See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Debt” for additional information on our outstanding debt obligations.
RECENT DEVELOPMENTS
Subsequent to December 31, 2022 through March 10, 2023, we have closed or the Investment Committee has committed/approved approximately $173.2 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $173.1 million were first lien senior secured loans and $0.1 million were other securities. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of inflation on valuations and the operations of potential portfolio companies.
On February 23, 2023, T Series Financing III SPV LLC (“T Series III”), a wholly owned subsidiary of the Company, entered into a loan and security agreement (the “Loan and Security Agreement”) among T Series III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the Lenders have agreed to extend credit to T Series III in an aggregate principal amount up to $500 million at any one time outstanding.

The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500 million (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of February 23, 2028. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, T Series III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 3.05% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.

Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, or the Audit Committee, determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820. The Board of Directors has delegated to the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. Our valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same-to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1)each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3)our Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)our Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and cash flow;
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

Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
For significant accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 5. Fair Value Measurements in the Notes to Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 19, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser, which was effective October 19, 2021, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The initial period of the Investment Advisory Agreement is for two years. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
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

Indemnification Agreements
We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.” in this Form 10-K.
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
As of December 31, 2022, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$38,236	$(20,295)	$17,941
Up 200 basis points	$25,491	$(13,530)	$11,961
Up 100 basis points	$12,745	$(6,765)	$5,980
Down 100 basis points	$(12,745)	$6,765	$(5,980)
Down 200 basis points	$(25,491)	$13,530	$(11,961)
Down 300 basis points	$(37,755)	$20,295	$(17,460)
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

Item 8. Consolidated Financial Statements and Supplementary

Report of Independent Registered Public Accounting Firm	75
Consolidated Statement of Financial Condition as of December 31, 2022 and December 31, 2021	76
Consolidated Statement of Operations for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021	77
Consolidated Statement of Changes in Members’ Capital for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021	78
Consolidated Statement of Cash Flows for the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021	79
Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021	81
Consolidated Notes to the Financial Statements	98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2022 and the period from September 14, 2021 (inception) to December 31, 2021, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2022 and the period from September 14, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
New York, NY
March 10, 2023

We have served as the Company's auditor since 2021.

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2022 (Audited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,264,933 and $364,398 at December 31, 2022 and December 31, 2021, respectively)	$1,234,145	$364,398
Cash	36,459	84,597
Deferred financing costs	5,411	1,480
Deferred offering costs	—	60
Interest and dividend receivable from non-controlled/non-affiliated investments	8,732	722
Receivable for investments sold/repaid	522	38
Prepaid expenses and other assets	21	152
Total assets	1,285,290	451,447

Liabilities
Debt	676,498	214,000
Payable to affiliates (Note 3)	1,076	694
Financing costs payable	84	790
Dividends payable	16,507	415
Management fees payable	653	95
Income based incentive fees payable	1,639	—
Interest payable	5,523	151
Accrued expenses and other liabilities	1,227	572
Total liabilities	703,207	216,717

Commitments and Contingencies (Note 7)

Members' Capital
Common units (31,090,702 and 11,747,027 common units issued and outstanding as of December 31 2022 and December 31, 2021, respectively)	31	12
Paid-in capital in excess of par value	610,553	234,987
Net distributable earnings (accumulated losses)	(28,501)	(269)
Total members' capital	$582,083	$234,730
Total liabilities and members' capital	$1,285,290	$451,447
Net asset value per unit	$18.72	$19.98

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$70,696	$1,176
Payment-in-kind interest income	446	—
Dividend income	672	11
Other income	2,515	89
Total investment income	74,329	1,276
Expenses:
Interest expense and other financing expenses	21,816	410
Management fees	1,870	95
Income based incentive fees	4,129	—
Capital gains incentive fees	—	—
Professional fees	1,283	178
Organization and offering costs	111	324
Directors' fees	205	44
General and other expenses	389	90
Total expenses	29,803	1,141
Net investment income (loss) before taxes	44,526	135
Excise tax expense	77	—
Net investment income (loss) after taxes	44,449	135

Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	74	—
Foreign currency and other transactions	(6)	—
Net realized gain (loss)	68	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(31,003)	—
Translation of assets and liabilities in foreign currencies	9	—
Net unrealized appreciation (depreciation)	(30,994)	—
Net realized and unrealized gain (loss)	(30,926)	—
Net increase (decrease) in members' capital resulting from operations	$13,523	$135

Per unit information—basic and diluted
Net investment income (loss) per unit	$2.29	$0.02
Earnings per unit	$0.70	$0.02
Weighted average units outstanding (Note 9):	19,376,645	5,989,635

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands)

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Members' Capital at beginning of period:	$234,730	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	44,449	135
Net realized gain (loss)	68	—
Net change in unrealized appreciation (depreciation)	(30,994)	—
Net increase (decrease) in members’ capital resulting from operations	13,523	135

Capital transactions:
Issuance of common units	350,000	235,010
Reinvestment of dividends	25,748	—
Dividends declared	(41,918)	(415)
Net increase in Members' Capital resulting from capital transactions	333,830	234,595
Total increase (decrease) in Members' Capital	347,353	234,730
Members' Capital at end of period	$582,083	$234,730

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$13,523	$135
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	31,003	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(9)	—
Net realized (gain) loss on investments and foreign currency transactions	(68)	—
Net accretion of discount and amortization of premium on investments	(2,942)	(70)
Payment-in-kind interest and dividend capitalized	(969)	—
Amortization of deferred financing costs	1,458	125
Amortization of deferred offering costs	86	11
Purchases of investments and change in payable for investments purchased	(943,076)	(366,593)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	46,044	2,227
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(8,010)	(722)
(Increase) decrease in prepaid expenses and other assets	131	(152)
(Decrease) increase in payable to affiliates	382	694
(Decrease) increase in management fees payable	558	95
(Decrease) increase in incentive fees payable	1,639	—
(Decrease) increase in interest payable	5,372	151
(Decrease) increase in accrued expenses and other liabilities	655	572
Net cash provided by (used in) operating activities	(854,223)	(363,527)

Cash flows from financing activities:
Borrowings on debt	1,116,788	214,000
Repayments on debt	(654,500)	—
Proceeds from issuance of Common Units	350,000	235,010
Deferred financing costs paid	(6,095)	(815)
Tax withholding paid	(78)	—
Offering costs paid	(26)	(71)
Net cash provided by (used in) financing activities	806,089	448,124
Net increase (decrease) in cash	(48,134)	84,597
Effect of foreign exchange rate changes on cash	(4)	—
Cash at beginning of period	84,597	—
Cash at end of period	$36,459	$84,597

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Accrued but unpaid dividends	$16,507	$415
Interest expense paid	$15,120	$—
Dividend reinvestment paid	$25,748	$—
Accrued but unpaid deferred financing costs	$—	$790
Accrued but unpaid deferred offering costs	$—	$8

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6)	S + 5.75%	9.58%	09/14/2029	17,596	$17,255	$17,142	2.94%
Mantech International CP	(4) (6) (10)	S + 5.75%	9.58%	09/14/2029	—	(40)	(110)	(0.02)
Mantech International CP	(4) (6) (10)	S + 5.75%	9.58%	09/14/2028	—	(50)	(67)	(0.01)
						17,165	16,965	2.91
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (11)	L + 5.75%	10.48%	06/11/2027	10,507	10,312	10,102	1.74
Omni Intermediate Holdings, LLC	(4) (5) (11)	S + 5.00%	9.73%	12/30/2026	22,030	21,842	21,098	3.62
Omni Intermediate Holdings, LLC	(4) (5) (10)	S + 5.00%	9.73%	12/30/2026	1,250	1,228	1,135	0.19
Omni Intermediate Holdings, LLC	(4) (5) (10)	S + 5.00%	9.73%	12/30/2025	—	(17)	(84)	(0.01)
RoadOne IntermodaLogistics	(4) (5)	S + 6.25%	10.81%	12/30/2028	340	330	330	0.06
RoadOne IntermodaLogistics	(4) (5) (10)	S + 6.25%	10.81%	12/30/2028	—	(1)	(1)	—
RoadOne IntermodaLogistics	(4) (5) (10)	S + 6.25%	10.81%	12/30/2028	15	13	13	—
						33,707	32,593	5.60
Auto Components
Continental Battery Company	(4) (5) (12)	L + 6.75%	11.48%	01/20/2027	6,188	6,083	5,904	1.01
Randy's Holdings, Inc.	(4) (5) (11)	S + 6.50%	10.59%	11/01/2028	12,385	12,021	12,021	2.07
Randy's Holdings, Inc.	(4) (5) (10)	S + 6.50%	10.59%	11/01/2028	—	(57)	(57)	(0.01)
Randy's Holdings, Inc.	(4) (5) (10)	S + 6.50%	10.59%	11/01/2028	260	212	212	0.04
						18,259	18,080	3.11
Automobiles
ARI Network Services, Inc.	(4) (6) (11)	S + 5.50%	9.92%	02/28/2025	14,231	14,025	13,827	2.38
Turbo Buyer, Inc.	(4) (5) (10)	L + 6.00%	11.15%	12/02/2025	999	922	909	0.16
Summit Buyer, LLC	(4) (5) (10)	L + 5.75%	10.13%	01/14/2026	—	(13)	(66)	(0.01)
						14,934	14,670	2.52
Biotechnology
GraphPad Software, LLC	(4) (5) (11)	L + 5.50%	10.23%	04/27/2027	19,218	19,058	18,583	3.19
GraphPad Software, LLC	(4) (5) (10)	L + 5.50%	10.23%	04/27/2027	—	(85)	(349)	(0.06)
						18,973	18,234	3.13
Chemicals
Tank Holding Corp.	(6) (11)	S + 5.75%	10.17%	03/31/2028	23,548	23,124	22,253	3.82
Tank Holding Corp.	(6) (10)	S + 5.75%	10.17%	03/31/2028	284	261	211	0.04
V Global Holdings, LLC	(4) (6) (11)	S + 5.75%	8.99%	12/22/2027	7,968	7,824	7,570	1.30
V Global Holdings, LLC	(4) (6) (10)	S + 5.75%	8.99%	12/22/2025	—	(18)	(54)	(0.01)
						31,191	29,980	5.15
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (8) (11)	S + 7.25%	11.48%	12/09/2029	6,180	5,996	5,996	1.03

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Atlas Us Finco, Inc.	(4) (5) (8) (10)	S + 7.25%	11.48%	12/09/2028	—	$(17)	$(17)	—%
BPG Holdings IV Corp	(4) (6) (12)	S + 6.00%	10.54%	07/29/2029	8,556	8,000	8,000	1.37
Encore Holdings, LLC	(4) (6) (11)	L + 4.50%	9.23%	11/23/2028	1,233	1,214	1,204	0.21
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	9.23%	11/23/2028	1,412	1,383	1,356	0.23
Encore Holdings, LLC	(4) (6) (10)	L + 4.50%	9.23%	11/23/2027	—	(5)	(8)	—
FLS Holding, Inc.	(4) (5) (8) (11)	L + 5.25%	10.40%	12/15/2028	22,109	21,719	21,748	3.74
FLS Holding, Inc.	(4) (5) (8)	L + 5.25%	10.40%	12/15/2028	4,806	4,719	4,728	0.81
FLS Holding, Inc.	(4) (5) (8) (10)	L + 5.25%	10.40%	12/17/2027	—	(32)	(31)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	L + 5.00%	9.35%	12/20/2028	19,643	19,297	18,777	3.23
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.00%	9.35%	12/20/2028	—	(34)	(175)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L + 5.00%	9.35%	12/20/2028	—	(19)	(52)	(0.01)
QW Holding Corporation	(4) (5) (11)	L + 5.50%	9.44%	08/31/2026	11,216	11,074	10,798	1.86
QW Holding Corporation	(4) (5) (10)	L + 5.50%	9.44%	08/31/2026	2,331	2,305	2,226	0.38
QW Holding Corporation	(4) (5) (10)	L + 5.50%	9.44%	08/31/2026	—	(36)	(106)	(0.02)
Sherlock Buyer Corp.	(4) (6) (11)	L + 5.75%	10.48%	12/08/2028	24,738	24,305	24,192	4.16
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	10.48%	12/08/2028	—	(61)	(159)	(0.03)
Sherlock Buyer Corp.	(4) (6) (10)	L + 5.75%	10.48%	12/08/2027	—	(47)	(64)	(0.01)
Surewerx Purchaser III, Inc.	(4) (6) (8) (12)	S + 6.75%	11.30%	12/28/2029	3,562	3,456	3,455	0.59
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S + 6.75%	11.30%	12/28/2029	—	(15)	(15)	—
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S + 6.75%	11.30%	12/28/2028	49	37	37	0.01
Sweep Purchaser, LLC	(4) (5) (10) (11)	L + 5.75%	10.30%	11/30/2026	5,059	4,968	4,763	0.82
Tamarack Intermediate, LLC	(4) (6) (12)	S + 5.75%	9.23%	03/13/2028	15,049	14,780	14,387	2.47
Tamarack Intermediate, LLC	(4) (6) (10)	S + 5.75%	9.23%	03/13/2028	251	208	143	0.02
Valcourt Holdings II, LLC	(4) (5)	S + 5.25%	9.98%	01/07/2027	3,265	3,208	3,227	0.55
VRC Companies, LLC	(4) (6) (12)	S + 5.75%	8.52%	06/29/2027	15,803	15,584	15,249	2.62
VRC Companies, LLC	(4) (6) (10)	S + 5.75%	8.52%	06/29/2027	6,443	6,183	5,773	0.99
						148,170	145,432	24.98
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6) (10)	P + 4.75%	12.25%	10/19/2028	1,007	924	642	0.11
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	L + 5.50%	10.24%	12/11/2028	27,520	27,037	25,693	4.41
Distributors
48Forty Solutions, LLC	(4) (5) (11)	S + 5.55%	9.81%	11/30/2026	25,858	25,356	24,577	4.22
48Forty Solutions, LLC	(4) (5) (10)	S + 5.50%	9.81%	11/30/2026	—	(67)	(200)	(0.03)
ABB Concise Optical Group, LLC	(4) (6) (11)	L + 7.50%	12.67%	02/23/2028	17,977	17,578	17,165	2.95
ABB Concise Optical Group, LLC	(4) (6) (10)	P + 6.50%	14.00%	02/23/2028	1,792	1,752	1,707	0.29
Avalara, Inc.	(4) (6)	S + 7.25%	11.83%	10/19/2028	9,012	8,792	8,792	1.51

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Avalara, Inc.	(4) (6) (10)	S + 7.25%	11.83%	10/19/2028	—	$(22)	$(22)	—%
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	10.23%	11/01/2028	19,001	18,831	18,451	3.17
PT Intermediate Holdings III, LLC	(4) (6) (11)	L + 5.50%	10.23%	11/01/2028	10,372	10,280	10,072	1.73
Radwell Parent, LLC	(4) (6) (12)	S + 6.75%	11.33%	04/01/2029	32,558	31,607	31,607	5.43
Radwell Parent, LLC	(4) (6) (10)	S + 6.75%	11.33%	04/01/2028	—	(71)	(71)	(0.01)
						114,036	112,078	19.25
Diversified Consumer Services
FPG Intermediate Holdco, LLC	(4) (5) (11)	S + 6.50%	10.92%	03/05/2027	11,825	11,606	11,236	1.93
Heartland Home Services	(4) (6) (10)	L + 5.75%	10.10%	12/15/2026	20,648	20,460	19,821	3.41
Lightspeed Solution, LLC	(4) (6) (12)	S + 6.50%	10.82%	03/01/2028	15,171	14,902	14,615	2.51
Lightspeed Solution, LLC	(4) (6) (10)	S + 6.50%	10.82%	03/01/2028	—	(42)	(179)	(0.03)
LUV Car Wash Group, LLC	(4) (5) (10)	L + 5.50%	9.24%	12/09/2026	7,391	7,307	7,182	1.23
Magnolia Wash Holdings	(4) (5) (12)	S + 6.50%	10.32%	07/14/2028	7,892	7,743	7,559	1.30
Magnolia Wash Holdings	(4) (5)	S + 6.50%	10.32%	07/14/2028	1,478	1,450	1,416	0.24
Magnolia Wash Holdings	(4) (5) (10)	S + 6.50%	10.32%	07/14/2028	183	177	169	0.03
Mammoth Holdings, LLC	(4) (5) (10)	S + 6.00%	9.82%	10/16/2023	6,304	6,266	6,304	1.08
Spotless Brands, LLC	(4) (5) (11)	S + 6.50%	10.71%	07/25/2028	9,535	9,355	9,162	1.57
Spotless Brands, LLC	(4) (5)	S + 6.50%	10.71%	07/25/2028	1,802	1,768	1,732	0.30
Spotless Brands, LLC	(4) (5) (10)	S + 6.50%	10.71%	07/25/2028	—	(6)	(12)	—
						80,986	79,005	13.57
Diversified Financial Services
Applitools, Inc.	(4) (6) (8) (12)	S + 6.25%	10.57%	05/25/2029	6,645	6,523	6,532	1.12
Applitools, Inc.	(4) (6) (8) (10)	S + 6.25%	10.57%	05/25/2028	—	(16)	(15)	—
Cerity Partners, LLC	(4) (6) (12)	S + 6.75%	11.32%	12/29/2029	1,753	1,700	1,700	0.29
Cerity Partners, LLC	(4) (6) (10)	S + 6.75%	11.32%	12/29/2029	92	12	12	—
SitusAMC Holdings Corp.	(4) (6) (11)	L + 5.50%	10.23%	12/22/2027	23,423	23,222	22,402	3.85
Smarsh, Inc.	(4) (6) (11)	S + 6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.71
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	11.29%	02/16/2029	536	521	496	0.09
Smarsh, Inc.	(4) (6) (10)	S + 6.50%	11.29%	02/16/2029	—	(5)	(10)	—
						36,165	35,243	6.05
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (11)	S + 5.75%	10.49%	07/06/2028	11,607	11,390	11,009	1.89
Abracon Group Holdings, LLC	(4) (6) (10)	S + 5.75%	10.49%	07/06/2028	—	(19)	(108)	(0.02)
Abracon Group Holdings, LLC	(4) (6) (10)	S + 5.75%	10.49%	07/06/2028	—	(15)	(43)	(0.01)
Dwyer Instruments, Inc.	(4) (6) (11)	L + 6.00%	10.73%	07/21/2027	16,888	16,578	16,123	2.77
Dwyer Instruments, Inc.	(4) (6) (10)	L + 6.00%	10.73%	07/21/2027	—	(37)	(192)	(0.03)
Dwyer Instruments, Inc.	(4) (6) (10)	L + 6.00%	10.73%	07/21/2027	332	294	236	0.04
						28,191	27,025	4.64

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Health Care Providers & Services
Advarra Holdings, Inc.	(4) (6) (12)	S + 5.75%	10.15%	08/24/2029	20,481	$20,136	$19,392	3.33%
Advarra Holdings, Inc.	(4) (6) (12)	S + 5.75%	10.15%	08/24/2029	—	(15)	(98)	(0.02)
DCA Investment Holdings, LLC	(4) (6) (12)	S + 6.00%	10.39%	04/03/2028	7,039	6,976	6,933	1.19
DCA Investment Holdings, LLC	(4) (6) (10)	S + 6.00%	10.39%	04/03/2028	1,431	1,392	1,381	0.24
Gateway US Holdings, Inc.	(4) (6) (8) (12)	S + 6.50%	11.23%	09/22/2026	5,260	5,222	5,164	0.89
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S + 6.50%	11.23%	09/22/2026	1,156	1,147	1,134	0.19
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S + 6.50%	11.23%	09/22/2026	117	115	113	0.02
Heartland Veterinary Partners, LLC	(4) (5) (11)	S + 4.75%	9.56%	12/10/2026	6,028	5,980	5,853	1.01
Heartland Veterinary Partners, LLC	(4) (5) (10)	S + 4.75%	9.56%	12/10/2026	9,593	9,485	9,197	1.58
Heartland Veterinary Partners, LLC	(4) (5) (10)	S + 4.75%	9.56%	12/10/2026	—	(9)	(35)	(0.01)
iCIMS, Inc.	(4) (6) (11)	S + 7.25% (incl. 3.875% PIK)	11.52%	08/18/2028	5,525	5,431	5,431	0.93
Intelerad Medical Systems Incorporated	(4) (5) (8) (11)	S + 6.50%	11.23%	08/21/2026	13,230	12,861	12,936	2.22
mPulse Mobile, Inc.	(4) (6) (11)	L + 5.25%	9.32%	12/17/2027	10,000	9,829	9,701	1.67
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	9.32%	12/17/2027	—	(165)	(598)	(0.10)
mPulse Mobile, Inc.	(4) (6) (10)	L + 5.25%	9.32%	12/17/2027	1,499	1,416	1,349	0.23
Southern Veterinary Partners, LLC	(4) (5)	S + 5.50%	9.93%	10/05/2027	1,887	1,852	1,792	0.31
Stepping Stones Healthcare Services, LLC	(4) (6)	L + 5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.71
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L + 5.75%	10.48%	01/02/2029	511	501	444	0.08
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	P + 4.75%	12.25%	12/30/2026	450	442	417	0.07
Tivity Health, Inc.	(4) (6)	S + 6.00%	10.58%	06/28/2029	2,713	2,675	2,626	0.45
Vardiman Black Holdings, LLC	(4) (7) (11)	S + 7.00%	11.22%	03/18/2027	5,686	5,637	5,378	0.92
Vardiman Black Holdings, LLC	(4) (7) (10)	S + 7.00%	11.22%	03/18/2027	6,512	6,451	6,146	1.06
Vermont Aus Pty Ltd	(4) (6) (8)	S + 5.65%	10.23%	03/23/2028	12,654	12,368	11,890	2.04
						114,011	110,657	19.01
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (11)	S + 5.75%	10.12%	08/13/2029	36,810	36,103	35,028	6.02
Excelitas Technologies Corp.	(4) (6) (11)	E + 5.75%	7.55%	08/13/2029	€6,688	6,787	6,792	1.17
Excelitas Technologies Corp.	(4) (6) (10)	S + 5.75%	10.12%	08/13/2029	—	(68)	(349)	(0.06)
Excelitas Technologies Corp.	(4) (6) (10)	S + 5.75%	10.12%	08/14/2028	2,047	1,979	1,872	0.32
						44,801	43,343	7.45
Insurance Services
Amerilife Holdings, LLC	(4) (6)	S + 5.75%	9.58%	08/31/2029	17,242	16,910	16,910	2.91
Amerilife Holdings, LLC	(4) (6) (10)	S + 5.75%	10.15%	08/31/2029	4,918	4,799	4,799	0.82
Amerilife Holdings, LLC	(4) (6) (10)	S + 5.75%	10.15%	08/31/2028	—	(70)	(70)	(0.01)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(4) (6)	S + 6.00%	10.68%	10/30/2028	1,510	$1,489	$1,483	0.25%
Foundation Risk Partners Corp.	(4) (6) (10)	S + 6.00%	10.68%	10/30/2028	3,629	3,563	3,524	0.61
Galway Borrower, LLC	(4) (6) (12)	L + 5.25%	9.98%	09/29/2028	6,510	6,376	6,237	1.07
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	9.98%	09/29/2028	—	(1)	(3)	—
Galway Borrower, LLC	(4) (6) (10)	L + 5.25%	9.98%	09/30/2027	—	(8)	(18)	—
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	L + 5.25%	9.63%	11/25/2026	3,664	3,634	3,566	0.61
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L + 5.25%	9.63%	11/25/2026	3,677	3,626	3,445	0.59
High Street Buyer, Inc.	(4) (6) (10)	L + 5.75%	10.08%	02/02/2029	11,905	11,550	11,103	1.91
Integrity Marketing Acquisition, LLC	(4) (6) (11)	L + 6.05%	10.79%	08/27/2025	14,812	14,647	14,392	2.47
Integrity Marketing Acquisition, LLC	(4) (6) (12)	L + 6.05%	10.79%	08/27/2025	11,168	11,036	10,851	1.86
Keystone Agency Investors	(4) (5) (11)	S + 6.25%	10.98%	05/03/2027	9,125	9,003	8,949	1.54
Keystone Agency Investors	(4) (5) (12)	S + 6.25%	10.98%	05/03/2027	10,766	10,623	10,558	1.81
Oakbridge Insurance Agency, LLC	(4) (5)	S + 5.75%	10.17%	12/31/2026	12,407	12,214	12,205	2.10
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S + 5.75%	10.17%	12/31/2026	690	643	605	0.10
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S + 5.75%	10.17%	12/31/2026	220	212	210	0.04
Patriot Growth Insurance Services, LLC	(4) (6) (10)	L + 5.75%	10.47%	10/14/2028	323	282	115	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (6)	S + 6.00%	11.12%	11/01/2028	1,478	1,458	1,407	0.24
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (10) (11)	S + 6.00%	11.12%	11/01/2028	13,155	13,016	12,495	2.15
RSC Acquisition, Inc.	(4) (6) (11)	S + 5.50%	10.11%	10/30/2026	13,155	13,050	12,743	2.19
RSC Acquisition, Inc.	(4) (6) (12)	S + 5.50%	10.11%	10/30/2026	12,700	12,600	12,302	2.11
World Insurance Associates, LLC	(4) (5) (11)	S + 5.75%	10.47%	04/01/2026	6,712	6,607	6,502	1.12
World Insurance Associates, LLC	(4) (5) (12)	S + 5.75%	10.47%	04/01/2026	30,738	30,246	29,776	5.12
						187,505	184,086	31.63
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (6) (10)	L + 6.00%	10.75%	12/09/2026	—	—	(299)	(0.05)
Triple Lift, Inc.	(4) (6)	S + 5.50%	9.61%	05/06/2028	4,714	4,630	4,472	0.77
						4,630	4,173	0.72
IT Services
Donuts, Inc.	(4) (5) (12)	S + 6.00%	10.43%	12/29/2027	11,787	11,787	11,489	1.97
Donuts, Inc.	(4) (5) (10)	S + 6.00%	10.43%	12/29/2027	—	—	(140)	(0.02)
Govbrands Intermediate, Inc.	(4) (6) (11)	L + 5.50%	10.23%	08/04/2027	23,880	23,378	22,788	3.91
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	10.23%	08/04/2027	5,387	5,250	5,026	0.86
Govbrands Intermediate, Inc.	(4) (6) (10)	L + 5.50%	10.23%	08/04/2027	2,577	2,519	2,446	0.42
Long Term Care Group, Inc.	(4) (6) (11)	L + 6.00%	10.34%	09/08/2027	11,414	11,211	10,966	1.88
Redwood Services Group, LLC	(4) (6) (11)	S + 6.00%	10.68%	06/15/2029	7,978	7,827	7,630	1.31
Redwood Services Group, LLC	(4) (6) (10)	S + 6.00%	10.68%	06/15/2029	1,371	1,348	1,288	0.22
						63,320	61,493	10.56

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Answer Acquisition, LLC	(4) (5) (11)	L + 5.50%	10.23%	12/30/2026	23,598	$23,207	$22,600	3.88%
Answer Acquisition, LLC	(4) (5) (10)	L + 5.50%	10.23%	12/30/2026	—	(29)	(77)	(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (11)	S + 6.25%	9.53%	07/21/2027	16,793	16,611	16,295	2.80
MHE Intermediate Holdings, LLC	(4) (5)	S + 6.50%	9.53%	12/09/2025	898	880	880	0.15
MHE Intermediate Holdings, LLC	(4) (5)	S + 6.25%	9.53%	07/21/2027	1,988	1,953	1,930	0.33
						42,622	41,628	7.15
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5)	S + 5.25%	9.57%	04/07/2028	388	382	376	0.06
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	9.57%	04/07/2028	—	—	(2)	—
Energy Labs Holdings Corp.	(4) (5) (10)	S + 5.25%	9.57%	04/07/2028	18	17	16	—
						399	390	0.07
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8)	S + 5.75%	9.83%	05/25/2029	8,113	7,954	7,954	1.37
Caerus US 1, Inc.	(4) (6) (8) (10)	S + 5.75%	9.83%	05/25/2029	—	(12)	(12)	—
Caerus US 1, Inc.	(4) (6) (8) (10)	S + 5.75%	9.83%	05/25/2029	214	197	197	0.03
						8,139	8,139	1.40
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (6)	S + 6.50%	11.23%	12/31/2027	3,084	2,961	2,961	0.51
Bridgepointe Technologies, LLC	(4) (5) (10)	S + 6.50%	11.23%	12/31/2027	—	(82)	(82)	(0.01)
KWOR Acquisition, Inc.	(4) (6) (11)	L + 5.25%	9.63%	12/22/2028	16,428	16,193	15,576	2.68
KWOR Acquisition, Inc.	(4) (6) (10)	L + 5.25%	9.63%	12/22/2028	—	(32)	(181)	(0.03)
KWOR Acquisition, Inc.	(4) (6) (10)	P + 4.25%	11.75%	12/22/2027	—	(23)	(95)	(0.02)
Project Boost Purchaser, LLC	(4) (6)	S + 5.25%	9.65%	05/02/2029	7,734	7,663	7,660	1.32
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.25%	9.65%	05/02/2029	121	113	105	0.02
Project Boost Purchaser, LLC	(4) (6) (10)	S + 5.25%	9.65%	05/02/2028	—	(6)	(6)	—
						26,787	25,938	4.46
Real Estate Management & Development
Associations, Inc.	(4) (5) (12)	S + 6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	5,163	5,122	4,929	0.85
Associations, Inc.	(4) (5) (10)	S + 6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	398	351	159	0.03
MRI Software, LLC	(4) (5)	L + 5.50%	10.23%	02/10/2026	1,913	1,905	1,874	0.32
MRI Software, LLC	(4) (5) (10)	L + 5.50%	10.23%	02/10/2026	922	914	839	0.14
Zarya Intermediate, LLC	(4) (5) (8) (11)	S + 6.50%	10.90%	07/01/2027	27,237	27,237	27,188	4.67
Zarya Intermediate, LLC	(4) (5) (8) (10)	S + 6.50%	10.90%	07/01/2027	—	—	(5)	—
						35,529	34,984	6.01

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Software
Anaplan, Inc.	(4) (6) (12)	S + 6.50%	10.82%	06/21/2029	17,600	$17,267	$17,290	2.97%
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	9.69%	03/09/2027	149	140	97	0.02
Appfire Technologies, LLC	(4) (5) (10)	S + 5.50%	9.69%	03/09/2027	7	5	2	—
Bottomline Technologies, Inc.	(4) (6) (12)	S + 5.50%	9.83%	05/14/2029	15,960	15,663	15,352	2.64
Bottomline Technologies, Inc.	(4) (6) (10)	S + 5.50%	9.83%	05/15/2028	—	(24)	(51)	(0.01)
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	9.92%	05/22/2026	1,536	1,518	1,499	0.26
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	9.92%	05/22/2026	17	16	16	—
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	9.92%	05/22/2026	—	—	(1)	—
Kaseya, Inc.	(4) (6) (12)	S + 5.75%	10.33%	06/25/2029	10,309	10,163	9,859	1.69
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	10.33%	06/25/2029	—	(4)	(27)	—
Kaseya, Inc.	(4) (6) (10)	S + 5.75%	10.33%	06/25/2029	—	(9)	(27)	—
LegitScript	(4) (6) (12)	S + 5.25%	8.23%	06/24/2029	20,203	19,823	19,826	3.41
LegitScript	(4) (6) (10)	S + 5.25%	9.57%	06/24/2029	—	(49)	(102)	(0.02)
LegitScript	(4) (6) (10)	S + 5.25%	9.57%	06/24/2028	180	125	124	0.02
Montana Buyer, Inc.	(4) (6) (12)	S + 5.75%	8.70%	07/22/2029	8,659	8,493	8,366	1.44
Montana Buyer, Inc.	(4) (6) (10)	S + 5.75%	8.70%	07/22/2028	—	(18)	(33)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(4) (6)	S + 5.00%	9.70%	06/11/2029	3,377	3,346	3,196	0.55
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	9.70%	06/11/2029	596	587	499	0.09
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S + 5.00%	9.70%	06/11/2029	—	(3)	(17)	—
Oak Purchaser, Inc.	(4) (6)	S + 5.50%	9.48%	04/28/2028	4,653	4,611	4,587	0.79
Oak Purchaser, Inc.	(4) (6) (10)	S + 5.50%	9.48%	04/28/2028	1,042	1,015	998	0.17
Oak Purchaser, Inc.	(4) (6) (10)	S + 5.50%	9.48%	04/28/2028	—	(6)	(9)	—
Project Leopard Holdings, Inc.	(7) (8) (11)	S + 5.25%	9.80%	07/20/2029	10,000	9,338	9,070	1.56
Revalize, Inc.	(4) (5) (11)	S + 5.75%	10.48%	04/15/2027	11,727	11,640	11,181	1.92
Revalize, Inc.	(4) (5) (10)	S + 5.75%	10.48%	04/15/2027	—	(11)	(66)	(0.01)
Riskonnect Parent, LLC	(4) (6)	S + 5.50%	10.08%	12/07/2028	932	914	896	0.15
Riskonnect Parent, LLC	(4) (6) (10)	S + 5.50%	10.08%	12/07/2028	167	155	116	0.02
Securonix, Inc.	(4) (6) (12)	S + 6.50%	10.10%	04/05/2028	21,010	20,678	20,249	3.48
Securonix, Inc.	(4) (6) (10)	S + 6.50%	10.10%	04/05/2028	—	(58)	(137)	(0.02)
Trunk Acquisition, Inc.	(4) (5) (11)	L + 5.50%	10.23%	02/19/2027	11,314	11,220	10,797	1.85
Trunk Acquisition, Inc.	(4) (5) (10)	L + 5.50%	10.23%	02/19/2026	—	(8)	(49)	(0.01)
						136,527	133,501	22.94
Total First Lien Debt						$1,234,008	$1,203,972	206.84%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	S + 9.00%	13.69%	12/30/2027	3,300	$3,208	$3,167	0.54%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (11)	S + 8.00%	12.81%	12/10/2027	2,520	$2,477	$2,306	0.40%
Heartland Veterinary Partners, LLC	(4) (5) (10)	S + 8.00%	12.81%	12/10/2027	924	907	841	0.14
						3,384	3,147	0.54
Software
Matrix Parent, Inc.	(4) (6) (12)	S + 8.00%	12.55%	03/01/2030	10,667	10,493	9,757	1.68
Total Second Lien Debt						$17,085	$16,071	2.76%

Other Securities
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)	10/31/2027	1,582	1,536	1,536	0.26
Total Other Debt						$1,536	$1,536	0.26%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)	10.50%		12/21/2021	1,000,000	$1,094	$974	0.17%
Knockout Intermediate Holdings I, Inc.	(4) (9)	11.75%		06/25/2022	2,040	2,117	2,038	0.35
Revalize, Inc.	(4) (5) (9)	S + 10.00%		12/14/2021	2,154	2,360	2,178	0.37
Riskonnect Parent, LLC	(4) (9)	S + 10.50%		07/07/2022	2,123,800	2,138	2,209	0.38
Total Preferred Equity						$7,709	$7,399	1.27%
Common Equity
Amerilife Holdings, LLC	(4) (9)			09/01/2022	14,274	$394	$394	0.07%
BP Purchaser, LLC	(4) (9)			12/10/2021	1,233,333	1,233	1,468	0.25
Encore Holdings, LLC	(4) (9)			11/23/2021	1,478	170	278	0.05
Frisbee Holdings, LP (Fetch)	(4) (9)			10/31/2022	18,287	233	233	0.04
LUV Car Wash	(4) (9)			04/06/2022	1,182	1,181	1,181	0.20
mPulse Mobile, Inc.	(4) (9)			12/17/2021	105,978	780	819	0.14
Procure Acquireco, Inc. (Procure Analytics)	(4) (9)			12/20/2021	500,000	500	690	0.12
Surewerx Topco, LP	(4) (8) (9)			12/28/2022	104	104	104	0.02
Total Common Equity						4,595	5,167	0.89%
Total Other Securities						$13,840	$14,102	2.42%
Total Portfolio Investments						$1,264,933	$1,234,145	212.02%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 3-month E at 2.13%, 1-month L at 4.39%, 3-month L at 4.77%, the 6-month L at 5.14%, 1-month S at 4.36%, 3-month S at 4.59%, 6-month S at 4.78% and the P at 7.50%.

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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022 non-qualifying assets represented 9.2% of total assets as calculated in accordance with regulatory requirements.

(9)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $12,566 or 2.2% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(10)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$3,921	$(200)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(4)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	2,103	(108)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	841	(43)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,851	(98)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	2,459	(40)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	3,688	(70)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,834	(78)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,221	(46)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	115	(4)
Applitools, Inc.	0.50%	Revolver	05/25/2028	900	(15)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	4,882	(222)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	572	(17)
Avalara, Inc.	0.50%	Revolver	10/19/2028	901	(22)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,333	(51)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	2,056	(82)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	—%	Delayed Draw Term Loan	10/31/2024	$1,173	$(11)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	641	(12)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	2,583	(77)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,881	(28)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	02/29/2027	5,541	(140)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	4,249	(192)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	1,793	(81)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	980	(23)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(8)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	7,223	(350)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,565	(76)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(31)
Foundation Risk Partners Corp.	0.75%	Delayed Draw Term Loan	04/14/2024	2,452	(43)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	35	(1)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	60	(3)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	414	(18)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	45	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	96	(2)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(115)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	286	(13)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	12/02/2023	10,588	(349)
Heartland Home Services	0.75%	Delayed Draw Term Loan	12/15/2026	6,729	(203)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	11/17/2023	4,054	(118)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(35)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	4,975	(133)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(456)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	7,088	(320)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,493	(181)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,829	(95)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	626	(27)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	626	(27)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	12/09/2026	2,639	(55)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	5,502	(103)
LegitScript	0.50%	Revolver	06/24/2028	2,815	(53)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(179)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	3,153	(64)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	$150	$(6)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/16/2023	771	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	4,247	(110)
Mantech International CP	0.50%	Revolver	09/14/2028	2,613	(67)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	978	(33)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	1,211	(65)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	316	(17)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	2,060	(29)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	620	(9)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	02/01/2026	4,594	(75)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,481	(63)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(84)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	4,179	(193)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	474	(23)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	1,500	(54)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,968	(175)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2026	1,190	(53)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,483	(14)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	642	(6)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	08/31/2026	496	(18)
QW Holding Corporation	0.50%	Revolver	08/31/2026	2,833	(106)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	4,128	(57)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,391	(40)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	2,442	(71)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	531	(23)
Revalize, Inc.	0.50%	Revolver	04/15/2027	1,419	(66)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	1,171	(45)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	86	(1)
RoadOne IntermodaLogistics	1.00%	Revolver	12/30/2028	52	(2)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	7,190	(159)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(64)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	304	(12)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/02/2029	737	(39)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	$175	$(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	1,499	(66)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	732	(15)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	341	(10)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	455	(24)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,223	(98)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	1,049	(58)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(49)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,092	(54)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	12,700	(445)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	237	(13)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	(5)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	20,004	(598)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	3,497	(105)
Total First Lien Debt Unfunded Commitments				$266,106	$(8,526)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$56	$(5)
Total Second Lien Debt Unfunded Commitments				$56	$(5)
Total Unfunded Commitments				$266,162	$(8,531)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(2)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	L + 5.00%	6.00%	12/30/2026	19,725	$19,530	$19,530	8.32%
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	12/30/2026	2,219	2,185	2,185	0.93
Omni Intermediate Holdings, LLC	(4) (5) (9)	L + 5.00%	6.00%	12/30/2025	494	475	475	0.20
						22,190	22,190	9.45
Biotechnology
GraphPad Software, LLC	(4) (5)	L + 5.50%	6.50%	04/27/2027	19,412	19,220	19,220	8.19
GraphPad Software, LLC	(4) (5) (9)	L + 5.50%	6.50%	04/27/2027	—	(105)	(105)	(0.04)
						19,115	19,115	8.14
Commercial Services & Supplies
Encore Holdings, LLC	(4) (6)	L + 4.50%	5.25%	11/23/2028	1,246	1,224	1,224	0.52
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2028	341	318	318	0.14
Encore Holdings, LLC	(4) (6) (9)	L + 4.50%	5.25%	11/23/2027	—	(6)	(6)	—
FLS Holding, Inc.	(4) (5) (7)	L + 5.25%	6.25%	12/17/2028	30,667	30,056	30,056	12.80
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2028	—	(66)	(66)	(0.03)
FLS Holding, Inc.	(4) (5) (7) (9)	L + 5.25%	6.25%	12/17/2027	—	(53)	(53)	(0.02)
KWOR Acquisition, Inc.	(4) (6)	L + 5.25%	6.00%	12/22/2028	13,171	12,974	12,974	5.53
KWOR Acquisition, Inc.	(4) (9)	P + 4.25%	7.50%	12/22/2027	183	156	156	0.07
MHE Intermediate Holdings, LLC	(4) (5)	L + 5.75%	6.75%	07/21/2027	14,963	14,813	14,813	6.31
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	L + 5.50%	6.25%	12/20/2028	19,841	19,446	19,446	8.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2028	—	(39)	(39)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	L + 5.50%	6.25%	12/20/2028	—	(24)	(24)	(0.01)
Sherlock Buyer Corp.	(4) (6)	L + 5.75%	6.50%	12/08/2028	24,925	24,430	24,430	10.41
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2028	—	(71)	(71)	(0.03)
Sherlock Buyer Corp.	(4) (6) (9)	L + 5.75%	6.50%	12/08/2027	—	(57)	(57)	(0.02)
Sweep Purchaser, LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2026	—	(35)	(35)	(0.01)
						103,066	103,066	43.91
Containers & Packaging
BP Purchaser, LLC	(4) (6)	L + 5.50%	6.25%	12/10/2028	27,728	27,177	27,177	11.58
Distributors
PT Intermediate Holdings III, LLC	(4) (6)	L + 5.50%	6.25%	11/01/2028	10,980	10,872	10,872	4.63
PT Intermediate Holdings III, LLC	(4) (6) (9)	L + 5.50%	6.25%	11/01/2028	7,272	7,200	7,200	3.07
						18,072	18,072	7.70
Diversified Financial Services
SitusAMC Holdings Corporation	(4) (6)	L + 5.75%	6.50%	12/22/2027	23,600	23,365	23,365	9.95
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
December 31, 2022
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
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors, including first lien senior secured term loans, second lien senior secured term loans, with the balance of its investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”), T Series Financing SPV LLC (“T Series SPV LLC”) and T Series Financing II SPV LLC (“T Series SPV II LLC”), T Series Financing III SPV (“T Series SPV III LLC”, collectively with CA SPV, T Series Equity Holdings, T Series SPV LLC and T Series SPV II LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the

Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Statements of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of December 31, 2022, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
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
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct costs incurred in connection with the Company’s borrowings. These costs are deferred and amortized over the life of the related credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.
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
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, the Company incurred $77 and $0 of U.S. federal excise tax.
New Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act.
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
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, base management fees were $1,870 and $95, respectively. As of December 31, 2022 and December 31, 2021 , $653 and $95 was payable to the Investment Adviser relating to base management fees.
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
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, $4,129 and $0, of income based incentive fees, respectively, were accrued to the Investment Adviser.
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, $0 and $0 of capital gain incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of December 31, 2022 and December 31, 2021, there were $1,639 and $0 of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, the Company incurred $0 and $0 expenses under the Administration Agreement. There were $0 and $0 amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021 .
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, invested seed capital of $10 in the Company on September 28, 2021.
(4) Investments

The composition of the Company’s investment portfolio was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,234,008	$1,203,972	97.6%	$355,939	$355,939	97.7%
Second Lien Debt	17,085	16,071	1.3	2,836	2,836	0.8
Other Securities	13,840	14,102	1.1	5,623	5,623	1.5
Total	$1,264,933	$1,234,145	100.0%	$364,398	$364,398	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2022		December 31, 2021
Aerospace & Defense	1.4%		—%
Air Freight & Logistics	2.9		6.1
Auto Components	1.5		—
Automobiles	1.2		—
Biotechnology	1.5		5.2
Chemicals	2.4		—
Commercial Services & Supplies	11.9		28.5
Construction & Engineering	0.1		—
Containers & Packaging	2.2		7.8
Distributors	9.1		4.9
Diversified Consumer Services	6.5		—
Diversified Financial Services	2.9		6.4
Electronic Equipment, Instruments & Components	2.2		—
Health Care Providers & Services	9.3		5.6
Industrial Conglomerates	3.5		—
Insurance Services	15.2		15.0
Interactive Media & Services	0.3		—
IT Services	5.0		7.9
Machinery	3.4		6.4
Oil, Gas & Consumable Fuels(1)	—	(1)	—
Pharmaceuticals	0.5		—
Professional Services	2.1		—
Real Estate Management & Development	2.8		—
Software	12.1		6.2
Total	100.0%		100.0%
(1)    Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$18,347	$17,869	1.4%	$—	$—	—%
Canada	22,927	22,928	1.9	—	—	—
United Kingdom	8,139	8,139	0.7	—	—	—
United States	1,215,520	1,185,209	96.0	364,398	364,398	100.0
Total	$1,264,933	$1,234,145	100.0%	$364,398	$364,398	100.0%
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
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firm.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables presents the fair value hierarchy of the investments as of:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,534	$1,172,438	$1,203,972
Second Lien Debt	—	—	16,071	16,071
Other Securities	—	—	14,102	14,102
Total	$—	$31,534	$1,202,611	$1,234,145

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$355,939	$355,939
Second Lien Debt	—	—	2,836	2,836
Other Securities	—	—	5,623	5,623
Total	$—	$—	$364,398	$364,398
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022 :

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	887,469	14,221	7,657	909,347
Proceeds from principal repayments and sales of investments	(45,429)	—	—	(45,429)
Accretion of discount/amortization of premium	2,822	28	—	2,850
Payment-in-kind	410	—	559	969
Net change in unrealized appreciation (depreciation)	(28,847)	(1,014)	263	(29,598)
Net realized gains (losses)	74	—	—	74
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,172,438	$16,071	$14,102	$1,202,611

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(28,847)	$(1,014)	$263	$(29,598)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value For the period from September 14, 2021 (inception) through December 31, 2021 :

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

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,166,134	Yield Analysis	Discount Rate	9.20%	14.45%	11.13%
Investments in first lien debt	6,304	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,172,438
Investments in second lien debt	16,071	Yield Analysis	Discount Rate	14.38%	15.25%	14.67%
Investments in other securities:
Other debt	1,536	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	7,399	Income Approach	Discount Rate	12.20%	15.69%	14.92%
Common equity	819	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Common equity	4,348	Market Approach	EBITDA Multiple	11.70x	18.70x	14.23x
Total investment in other securities	14,102
Total Investments	$1,202,611

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$355,939	Yield Analysis	Discount Rate	6.20%	11.70%	7.59%
Investments in second lien debt	2,836	Yield Analysis	Discount Rate	9.90%	9.90%	9.90%
Investments in other securities:
Preferred equity	2,940	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Common equity	2,683	Market Approach	EBITDA Multiple	10.17x	19.97x	13.87x
Total investment in other securities	5,623
Total Investments	$364,398
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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$234,500	$234,500	$214,000	$214,000
Barclays Funding Facility	303,998	303,998	—	—
BNP Funding Facility	138,000	138,000	—	—
Total	$676,498	$676,498	$214,000	$214,000
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 and July 19, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that will expire on January 25, 2023 at which point $325,000 will be available under the facility. On December 28, 2022, the Company reduced the maximum outstanding to $375,000. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), the greater of (x) the rate designated with respect to the currency in which the loan is denominated, and (y) 0%, plus 1.65%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.70%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.65%, plus the SOFR spread adjustment set forth in the CBA Subscription Facility; and (iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.65%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Borrowing interest expense	$10,677	$151
Facility unused commitment fees	400	134
Amortization of deferred financing costs	997	125
Total	$12,074	$410
Weighted average interest rate (excluding unused fees and financing costs)	3.68%	2.17%
Weighted average outstanding balance	$286,348	$43,965
For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, the Company borrowed $675,000 and $214,000 respectively under the CBA Subscription Facility. For the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, the Company repaid $654,500 and $0 under the CBA Subscription Facility. As of December 31, 2022 and December 31, 2021, the Company had $140,500 and $111,000 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
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
The obligations of T Series SPV LLC under the Barclays Funding Facility are secured by all of the assets held by T Series SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to T Series SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and T Series SPV LLC, entered into in connection with the Barclays Funding Facility. Under the Agreements, the Company and T Series SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

For the Year Ended December 31, 2022
Borrowing interest expense	$7,835
Facility unused commitment fees	873
Amortization of deferred financing costs	318
Total	$9,026
Weighted average interest rate (excluding unused fees and financing costs) (1)	4.61%
Weighted average outstanding balance (1)	$203,792

(1)	Calculated from the period from March 7, 2022 (closing date) through December 31, 2022.
For the year ended December 31, 2022, the Company borrowed $303,788 and repaid $0 under the Barclays Funding Facility. As of December 31, 2022, the Company had $96,002 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).

BNP Funding Facility

On October 12, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”) with T Series II SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to T Series II SPV in an aggregate principal amount up to $300 million at any one time outstanding (the “BNP Funding Facility”).

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

The obligations of T Series II SPV under the BNP Funding Facility are secured by all of the assets held by T Series II SPV, including certain loans to be contributed or transferred by the Company to T Series II SPV pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between T Series II SPV and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to T Series II SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the Agreements, the Company and T Series II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, T Series II SPV also entered into various supporting documentation, including an account control agreement. As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.

The summary information of the BNP Funding Facility is as follows:

For the Year Ended December 31, 2022
Borrowing interest expense	$572
Facility unused commitment fees	—
Amortization of deferred financing costs	143
Total	$715
Weighted average interest rate (excluding unused fees and financing costs) (1)	6.92%
Weighted average outstanding balance (1)	$87,471

(1)	Calculated from the period from November 28, 2022 (day of initial borrowing) through December 31, 2022.
For the year ended December 31, 2022, the Company borrowed $138,000 and repaid $0 under the BNP Funding Facility. As of December 31, 2022, the Company had $162,000 of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.07%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2022 was $461,667.

The Company’s outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$375,000	$234,500	$140,500	$325,000	$214,000	$111,000
Barclays Funding Facility(1)	400,000	303,998	96,002	—	—	—
BNP Funding Facility	300,000	138,000	162,000	—	—	—
Total	$1,075,000	$676,498	$398,502	$325,000	$214,000	$111,000

(1)	Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2021, the Company had no borrowings denominated in Euros.
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

As of December 31, 2022 and December 31, 2021, the Company had $266,162 and $193,137 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of December 31, 2022 and December 31, 2021, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $415,010 and $765,000 were unfunded, respectively.
(8) Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(269)	$—
Net investment income (loss)	44,449	135
Net realized gain (loss)	68	—
Net unrealized appreciation (depreciation)	(30,994)	—
Dividends declared	(41,918)	(415)
Tax reclassification of members' capital	163	11
Net distributable earnings (accumulated losses), end of period	$(28,501)	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 (amounts in thousands):

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
October 28, 2022	2,621,919	50,000
December 22, 2022	4,030,091	75,000
Total	18,017,791	$350,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the period from September 14, 2021 (inception) through December 31, 2021:

Unit Issuance Date	Units Issued	Amount
November 04, 2021	1,500,000	$30,000
November 12, 2021	3,500,000	70,000
December 03, 2021	2,505,010	50,000
December 29, 2021	4,241,517	85,000
Total	11,746,527	$235,000

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	16,507
Total Distributions			$2.01	$41,918

The following table summarizes the Company’s distributions declared and payable for the period from September 14, 2021 (inception) through December 31, 2021:

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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
October 20, 2022	657,939	12,547
Total	1,325,884	$25,748
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Net increase in Members' Capital from operations	$13,523	$135
Weighted average Common Units outstanding	19,376,645	5,989,635
Basic and diluted earnings per Common Unit	$0.70	$0.02
(10)Income Taxes
For income tax purposes, distributions made to the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021 were as follows:

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$41,918	$415
Net long-term capital gains	—	—
Total taxable distributions	$41,918	$415
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
For the year ended December 31, 2022, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to unitholders in 2022. The amount carried forward to 2023 is estimated to be approximately $2,798 of ordinary income (including net short-term capital gains) and $2 of net long-term capital gains, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.

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
The book-to-tax differences relating to distributions made to the Company’s unitholders resulted in reclassifications among certain capital accounts as follows:

	As of December 31, 2022	As of December 31, 2021
Paid-in capital in excess of par value	$(163)	$(11)
Net distributable earnings (accumulated losses)	$163	$11
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, as of December 31, 2021 are as follows (amounts calculated using book-to-tax differences for the year ended December 31, 2022 and For the period from September 14, 2021 (inception) through December 31, 2021:

	As of December 31, 2022	As of December 31, 2021
Gross unrealized appreciation	$878	$—
Gross unrealized depreciation	(31,868)	—
Net unrealized appreciation (depreciation)	$(30,990)	$—
Tax cost of investments at year end	$1,264,933	$364,398
(11) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) through December 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$19.98	$20.00
Net investment income (loss)	2.29	0.02
Net unrealized and realized gain (loss)(2)	(1.55)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.74	—
Distributions declared	(2.01)	(0.04)
Issuance of common units	0.01	0.02
Total increase (decrease) in net assets	(1.26)	(0.02)
Net asset value, end of period	$18.72	$19.98
Units outstanding, end of period	31,090,702	11,747,027
Total return based on net asset value(3)	3.85%	0.10%
Ratio/Supplemental Data:
Members' Capital, end of period	$582,083	$234,730
Weighted average units outstanding(4)	19,376,645	5,989,635
Ratio of total expenses to average Members’ Capital	7.52%	1.78%
Ratio of net investment income to average Members’ Capital	11.19%	0.71%
Asset coverage ratio	186.04%	209.69%
Portfolio turnover rate	5.75%	1.16%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan.
(4)	Weighted average units outstanding was calculated for the period from November 4, 2021, the date of first external issuance of units through December 31, 2021

(12)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On February 23, 2023, T Series Financing III SPV LLC (“T Series III”), a wholly owned subsidiary of the Company, entered into a loan and security agreement (the “Loan and Security Agreement”) among T Series III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the Lenders have agreed to extend credit to T Series III in an aggregate principal amount up to $500,000 at any one time outstanding.

The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of February 23, 2028. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, T Series III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 3.05% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART- III
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	46	Chair of the Board of Directors since 2021
Jeffrey S. Levin	42	Chief Executive Officer, President and Director since 2021
Independent Directors
Joan Binstock	69	Director since 2021
Bruce Frank	68	Director since 2021
Adam Metz	61	Director since 2021
Kevin Shannon	67	Director since 2021
The address for each of our directors is c/o T Series Middle Market Loan Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	50	Chief Operating Officer
Michael Occi	39	Chief Administrative Officer
Venugopal Rathi	43	Chief Financial Officer
Thomas P. Torrisi	48	Chief Compliance Officer
Biographical Information
Directors
The Board of Directors has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board of Directors has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this Report, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
David N. Miller has served as the Chair of the Board of Directors since October 2021. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. He also serves as the Chair of the Board of Directors of each of the other MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 24 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp. (“Silver Bay”), a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 — 2011), Mr. Miller served in various roles at the U.S. Department of Treasury (the “Treasury”), including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of the Board of Directors since October 2021. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit in team, where he serves on the Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin serves as Chief Executive Officer, President and a member of each of the other board of directors of the MS BDCs. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining IM in February 2019, Mr. Levin was a Partner at The Carlyle Group, and served as President of the firm’s BDCs (TCG BDC, Inc. and TCG BDC II, Inc.) from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of the Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of each of the other MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a Director of SimCorp A/S since April 2018 and the Brown Brothers Harriman US Mutual Funds since September 2019. Ms. Binstock also serves as a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Operating Officer and Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Greyston Foundation and on the Advisory Council of NY/NJ Year Up, both of which are nonprofit organizations. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of the Board of Directors and Chair of the Audit Committee since October 2021. Mr. Frank also serves as a member of each of the board of directors and Chair of the Audit Committee of the MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.
Adam Metz has served as a member of the Board of Directors since October 2021. Mr. Metz also serves as a member of the board of directors of each of the other MS BDCs. Mr. Metz has spent over 30 years in the real estate industry. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate until April 2018. Prior to his tenure at Carlyle, he was a

Senior Advisor to Texas Pacific Group Capital’s (“TPG”) Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust (“REIT”) history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves on the board of Galata Acquisition Corp., a special purpose acquisition company, Seritage Growth Properties, a national owner and developer of 162 retail, residential and mixed-use properties, and the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC., where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of the Board of Directors since October 2021. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon also served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he currently serves on the board and is a former member of the Audit and Executive Committees of Help for Children, and he is a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021. Ms. Mizrachi also serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director since January 2022 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2011 to 2018, including Director of Operations for Global Market Strategies and Chief Operating Officer for The Carlyle Group’s Direct Lending platform. In addition, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 until her departure from The Carlyle Group in 2018 and from September 2014 to March 2015, respectively. Ms. Mizrachi also served as Chief Operating Officer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 until her departure from The Carlyle Group in 2018. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 to June 2017 and from September 2014 to March 2015, respectively. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as the chief financial officer of Carlyle Blue Wave Management L.P. and as controller at Sagamore Hill Capital Management L.P., each a multi-strategy hedge fund. Ms. Mizrachi started her career at Goldstein Golub & Kessler LLP, an audit firm, as an auditor in their financial services group.

Michael Occi was appointed as our Chief Administrative Officer in January 2023. Mr. Occi also serves in the same capacity for each of the other MS BDCs. Mr. Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Venugopal Rathi was appointed as our Chief Financial Officer in October 2021. Mr. Rathi also serves in the same capacity for each of the other MS BDCs. Mr. Rathi has been an Executive Director of IM since October 2019. Prior to joining Morgan Stanley, Mr. Rathi held various senior positions at The Carlyle Group from September 2014 to October 2019, including Chief Financial Officer and Chief Accounting Officer of its Global Credit platform. In addition, Mr. Rathi served as chief financial officer from April 2015 to March 2018 and treasurer from April 2015 to September 2019 of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group. Mr. Rathi also served as chief financial officer and treasurer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 to March 2018 and from April 2017 to September 2019, respectively. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Mr. Rathi served as chief financial officer and treasurer to NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, beginning in April 2015. Prior to joining Carlyle in 2014, Mr. Rathi worked within the financial services practice of Ernst & Young LLP and its affiliates since 2004. Mr. Rathi has a Bachelor’s degree in Finance and Accounting from MDS University, India. He is a New York State Certified Public Accountant and a Chartered Accountant from the Institute of Chartered Accountants of India.
Thomas P. Torrisi was appointed as our Chief Compliance Officer effective in October 2022. Mr. Torrisi also serves in the same capacity for each of the other MS BDCs. In addition, Mr. Torrisi serves as Managing Director and Morgan Stanley’s Chief Compliance Officer and Deputy Head of Non‐Financial Risk of IM. Mr. Torrisi joined IM in 2009 and has held several senior positions including serving as global head of Morgan Stanley’s Resilience, leading the Firm’s Volcker implementation and serving as global Chief Operating Officer for the Compliance Department. Prior to joining Morgan Stanley, Mr. Torrisi spent over ten years in management and consulting at PricewaterhouseCoopers LLP and later Diamond Financial Consultants, LLC. Mr. Torrisi received his undergraduate degree in Economics from Kenyon College and his MBA from Georgetown University.
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
Presently, David N. Miller serves as the Chair of our Board of Directors. Mr. Miller is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an interested director. We believe that Mr. Miller’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this leadership structure, as Mr. Miller’s relationship with our Adviser provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
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
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors at least once each year.
We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally have to invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
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
The Audit Committee held seven meetings for the year ended December 31, 2022 .
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
The Nominating and Corporate Governance Committee held one meeting for the year ended December 31, 2022.
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
The Pricing Committee held no meetings for the year ended December 31, 2022.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and President, and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With over an average of 23 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Item 11. Executive Compensation
Compensation of Executive Officers
None of our executive officers receive direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
For the fiscal year ended December 31, 2022, the Independent Directors received an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as independent directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2022. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$50,000	$262,500
Bruce Frank	$55,000	$287,500
Adam Metz	$50,000	$262,500
Kevin Shannon	$50,000	$262,500
(1)    The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, SL Investment Corp and North Haven Private Income Fund..
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 10, 2023 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	N/A	—	—%
Bruce Frank	N/A	—	—%
Jeffrey S. Levin	N/A	—	—%
Adam Metz	N/A	—	—%
David N. Miller	N/A	—	—%
Kevin Shannon	N/A	—	—%
Orit Mizrachi	N/A	—	—%
Venugopal Rathi	N/A	—	—%
Thomas P. Torrisi	N/A	—	—%
All directors and officers as a group (9 persons)	N/A	—	—%
*Represents less than 1.0%
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Related Transactions
We have entered into the Investment Advisory Agreement with our Adviser, which is a wholly owned subsidiary of Morgan Stanley. We also have entered into the Administration Agreement with our Administrator, which is an indirect, wholly owned subsidiary of Morgan Stanley. We agree to reimburse our Adviser for the third-party costs it incurs on our behalf in connection with our formation and the Initial Closing. Members of our senior management may serve as principals of other investment managers affiliated with our Adviser and Administrator that manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours. MS Credit Partners Holdings Inc., an affiliate of the Adviser, made an initial capital contribution of $10,000 to purchase 500 Common Units in order to serve as our initial member.
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2022.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
December 31, 2022	$185,000	$—	$—	$—
December 31, 2021	$50,000	$—	$—	$—
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
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2022, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1)    Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 74 of this annual report on Form 10-K.
(2)    Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)    Exhibits. The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Certificate of Amendment of Certificate of Formation of the Company, dated as of September 21, 2021.(1)
3.3	Certificate of Amendment of Certificate of Formation of the Company, dated as of October 4,2021.(1)
3.4	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 13, 2021.(1)
4.1	Description of Securities.(5)
10.1	Investment Advisory Agreement, dated as of October 19, 2021.(1)
10.2	Administration Agreement, dated as of October 19, 2021.(1)
10.3	Form of Indemnification Agreement.(1)
10.4a	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
10.4b
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)

10.5	Distribution Reinvestment Plan.(1)
10.6	Form of Subscription Agreement.(1)
10.7
Revolving Credit Agreement, dated November 5, 2021, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(2)

10.8
Amendment No. 1 to Revolving Credit Agreement, dated as of January 25, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(3)

10.9
Credit and Security Agreement, dated as of March 7, 2022, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer.(4)

10.10
Sale and Contribution Agreement dated as of March 7, 2022 between T Series Financing SPV LLC, as the Transferee and T Series Middle Market Loan Fund LLC, as the Transferor dated as of March 7, 2022.(4)

10.11
Amendment No. 2 to Revolving Credit Agreement, dated as of July 19, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(6)

10.12
Revolving Credit and Security Agreement, dated as of October 12, 2022, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent.(8)

10.13	Contribution Agreement, dated as of October 12, 2022, between T Series Financing II SPV LLC, as contributee, and T Series Middle Market Loan Fund LLC, as contributor.(8)
10.14
Amendment No. 3 to Revolving Credit Agreement, dated as of October 17, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(7)

10.15	Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of December 23, 2022(9)
14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________

*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on December 7, 2021 (File No. 000-56357)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on January 27, 2022 (File No. 814-01453)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on March 9, 2022 (File No. 814-01453)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 22, 2022 (File No. 814-01453).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 10, 2022 (File No. 814-01453).
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 8, 2022 (File No. 814-01453).
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 14, 2022 (File No. 814-01453).
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 29. 2022 (File No. 814-01453).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: March 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 10, 2023	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 10, 2023	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 10, 2023	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 10, 2023	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 10, 2023	By:	/s/ Adam Metz
Adam Metz Director