Form 10-Q
period 2023-03-31
T Series Middle Market Loan Fund LLC
filed 2023-05-11
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01453
T Series Middle Market Loan Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	87-3271290
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

1585 Broadway
New York, NY	10036
(Address of principal executive offices)	(Zip Code)
1 (212)-761-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 11, 2023, there was no established public market for the registrant’s limited liability company common units.
As of May 11, 2023, the Registrant had 33,074,603 common units outstanding.

T Series Middle Market Loan Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for the three-month period ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/ Deloitte & Touche LLP

New York, NY
May 11, 2023

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,367,999 and $1,264,933 at March 31, 2023 and December 31, 2022, respectively)	$1,335,567	$1,234,145
Cash	63,826	36,459
Deferred financing costs	11,126	5,411
Interest and dividend receivable from non-controlled/non-affiliated investments	9,418	8,732
Receivable for investments sold/repaid	457	522
Prepaid expenses and other assets	139	21
Total assets	1,420,533	1,285,290

Liabilities
Debt	789,622	676,498
Payable for investments purchased	1,387	—
Payable to affiliates (Note 3)	875	1,076
Financing costs payable	88	84
Dividends payable	20,779	16,507
Management fees payable	731	653
Income based incentive fees payable	1,944	1,639
Interest payable	6,861	5,523
Accrued expenses and other liabilities	1,344	1,227
Total liabilities	823,631	703,207

Commitments and Contingencies (Note 7)

Members' Capital
Common units (31,967,458 and 31,090,702 common units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	32	31
Paid-in capital in excess of par value	626,965	610,553
Net distributable earnings (accumulated losses)	(30,095)	(28,501)
Total members' capital	$596,902	$582,083
Total liabilities and members' capital	$1,420,533	$1,285,290
Net asset value per unit	$18.67	$18.72

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$35,507	$7,488
Payment-in-kind interest income	393	10
Dividend income	265	80
Other income	677	431
Total investment income	36,842	8,009
Expenses:
Interest expense and other financing expenses	12,636	1,589
Management fees	731	321
Income based incentive fees	1,944	489
Capital gains incentive fees	—	14
Professional fees	390	169
Organization and offering costs	—	42
Directors' fees	51	51
General and other expenses	155	83
Total expenses	15,907	2,758
Net investment income (loss) before taxes	20,935	5,251
Excise tax expense	—	1
Net investment income (loss) after taxes	20,935	5,250

Net Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	23	—
Foreign currency and other transactions	(6)	—
Net realized gain (loss)	17	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,770)	168
Translation of assets and liabilities in foreign currencies	3	—
Net unrealized appreciation (depreciation)	(1,767)	168
Net realized and unrealized gain (loss)	(1,750)	168
Net increase (decrease) in members' capital resulting from operations	$19,185	$5,418

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.66	$0.45
Earnings (loss) per unit	$0.60	$0.46
Weighted average units outstanding (Note 9)	31,928,491	11,790,318

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Members' Capital at beginning of period:	$582,083	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	20,935	5,250
Net realized gain (loss)	17	—
Net change in unrealized appreciation (depreciation)	(1,767)	168
Net increase (decrease) in members’ capital resulting from operations	19,185	5,418

Capital transactions:
Issuance of common units	—	50,000
Reinvestment of dividends	16,413	414
Dividends declared	(20,779)	(4,942)
Net increase in Members' Capital resulting from capital transactions	(4,366)	45,472
Total increase (decrease) in Members' Capital	14,819	50,890
Members' Capital at end of period	$596,902	$285,620

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$19,185	$5,418
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net unrealized (appreciation) depreciation on investments	1,770	(168)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3)	—
Net realized (gain) loss on investments	(23)	—
Net realized (gain) loss on foreign currency transactions	6	—
Net accretion of discount and amortization of premium on investments	(1,056)	(363)
Payment-in-kind interest and dividend capitalized	(550)	—
Amortization of deferred financing costs	590	260
Amortization of deferred offering costs	—	18
Purchases of investments and change in payable for investments purchased	(134,325)	(170,633)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	34,338	3,791
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(686)	(2,072)
(Increase) decrease in prepaid expenses and other assets	(118)	60
(Decrease) increase in payable to affiliates	(201)	(17)
(Decrease) increase in management fees payable	78	226
(Decrease) increase in incentive fees payable	305	503
(Decrease) increase in interest payable	1,338	134
(Decrease) increase in accrued expenses and other liabilities	121	192
Net cash provided by (used in) operating activities	(79,231)	(162,651)

Cash flows from financing activities:
Borrowings on debt	118,000	216,500
Repayments on debt	(5,000)	(115,500)
Proceeds from issuance of Common Units	—	50,000
Deferred financing costs paid	(6,305)	(1,847)
Tax withholding paid	(94)	(1)
Offering costs paid	—	(2)
Net cash provided by (used in) financing activities	106,601	149,150
Net increase (decrease) in cash	27,370	(13,501)
Effect of foreign exchange rate changes on cash	(3)	—
Cash at beginning of period	36,459	84,597
Cash at end of period	$63,826	$71,096

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$77	$1
Accrued but unpaid dividends	$20,779	$4,942
Interest expense paid	$10,708	$932
Dividend reinvestment paid	$16,413	$414
Accrued but unpaid deferred financing costs	$—	$133
The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (13)	S +	5.75%	10.43%	09/14/2029	17,552	$17,222	$17,267	2.89%
Mantech International CP	(4) (6) (10)	S +	5.75%	10.43%	09/14/2029	—	(39)	(69)	(0.01)
Mantech International CP	(4) (6) (10)	S +	5.75%	10.43%	09/14/2028	—	(48)	(42)	(0.01)
							17,135	17,156	2.87
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (11)	S +	5.75%	10.77%	06/11/2027	10,481	10,295	10,167	1.70
Omni Intermediate Holdings, LLC	(4) (5) (11)	S +	5.00%	9.91%	12/30/2026	21,669	21,497	20,937	3.51
Omni Intermediate Holdings, LLC	(4) (5)	S +	5.00%	9.91%	12/30/2026	598	588	578	0.10
Omni Intermediate Holdings, LLC	(4) (5) (10)	S +	5.00%	9.91%	12/30/2026	2,341	2,318	2,259	0.38
Omni Intermediate Holdings, LLC	(4) (5) (10)	S +	5.00%	9.91%	12/30/2025	—	(16)	(67)	(0.01)
RoadOne IntermodaLogistics	(4) (5)	S +	6.25%	11.12%	12/30/2028	339	329	329	0.06
RoadOne IntermodaLogistics	(4) (5) (10)	S +	6.25%	11.12%	12/30/2028	27	25	25	—
RoadOne IntermodaLogistics	(4) (5) (10)	S +	6.25%	11.12%	12/30/2028	15	13	13	—
							35,049	34,241	5.74
Automobile Components
Continental Battery Company	(4) (5) (12)	L +	6.75%	11.91%	01/20/2027	6,172	6,074	5,514	0.92
Randy's Holdings, Inc.	(4) (5) (11)	S +	6.50%	11.36%	11/01/2028	12,354	12,002	12,043	2.02
Randy's Holdings, Inc.	(4) (5) (10)	S +	6.50%	11.36%	11/01/2028	—	(58)	(104)	(0.02)
Randy's Holdings, Inc.	(4) (5) (10)	S +	6.50%	11.36%	11/01/2028	312	266	270	0.05
							18,284	17,723	2.97
Automobiles
ARI Network Services, Inc.	(4) (6) (11)	S +	5.50%	10.16%	02/28/2025	14,195	14,011	13,885	2.33
Turbo Buyer, Inc.	(4) (5) (10)	L +	6.00%	10.88%	12/02/2025	997	926	925	0.15
Summit Buyer, LLC	(4) (5) (10)	L +	5.75%	10.74%	01/14/2026	—	(12)	(51)	(0.01)
							14,925	14,759	2.47
Biotechnology
GraphPad Software, LLC	(4) (5) (11)	L +	5.50%	10.71%	04/27/2027	19,169	19,018	18,698	3.13
GraphPad Software, LLC	(4) (5) (10)	L +	5.50%	10.71%	04/27/2027	—	(80)	(261)	(0.04)
							18,938	18,437	3.09
Chemicals
Tank Holding Corp.	(6) (11)	S +	5.75%	10.66%	03/31/2028	23,489	23,082	22,520	3.77
Tank Holding Corp.	(6) (10)	S +	5.75%	10.66%	03/31/2028	378	355	323	0.05
V Global Holdings, LLC	(4) (6) (11)	S +	5.75%	10.87%	12/22/2027	7,948	7,810	7,625	1.28
V Global Holdings, LLC	(4) (6) (10)	S +	5.75%	10.87%	12/22/2025	167	150	122	0.02
							31,397	30,590	5.12

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (8) (11)	S +	7.25%	11.98%	12/09/2029	6,180	$6,000	$6,027	1.01%
Atlas Us Finco, Inc.	(4) (5) (8) (10)	S +	7.25%	11.98%	12/09/2028	—	(16)	(14)	—
BPG Holdings IV Corp	(4) (6) (12)	S +	6.00%	10.90%	07/29/2029	8,538	7,997	8,101	1.36
Encore Holdings, LLC	(4) (6) (11)	L +	4.75%	9.91%	11/23/2028	1,230	1,212	1,205	0.20
Encore Holdings, LLC	(4) (6) (10)	L +	4.75%	9.91%	11/23/2028	1,540	1,510	1,491	0.25
Encore Holdings, LLC	(4) (6) (10)	L +	4.75%	9.91%	11/23/2027	—	(5)	(7)	—
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.08%	04/07/2028	387	382	376	0.06
Energy Labs Holdings Corp.	(4) (5) (10)	S +	5.25%	10.08%	04/07/2028	—	—	(1)	—
Energy Labs Holdings Corp.	(4) (5) (10)	S +	5.25%	10.08%	04/07/2028	12	11	10	—
FLS Holding, Inc.	(4) (5) (8) (11)	L +	5.25%	10.21%	12/15/2028	22,053	21,677	21,749	3.64
FLS Holding, Inc.	(4) (5) (8)	L +	5.25%	10.25%	12/15/2028	4,794	4,710	4,728	0.79
FLS Holding, Inc.	(4) (5) (8) (10)	L +	5.25%	10.21%	12/17/2027	—	(30)	(27)	—
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	L +	5.00%	9.84%	12/20/2028	19,593	19,259	18,578	3.11
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L +	5.00%	9.84%	12/20/2028	—	(32)	(206)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L +	5.00%	9.84%	12/20/2028	—	(18)	(62)	(0.01)
QW Holding Corporation	(4) (5) (11)	L +	5.50%	10.32%	08/31/2026	11,186	11,052	11,186	1.87
QW Holding Corporation	(4) (5) (10)	P +	4.50%	12.50%	08/31/2026	2,586	2,559	2,586	0.43
QW Holding Corporation	(4) (5) (10)	P +	4.50%	12.50%	08/31/2026	950	917	950	0.16
Sherlock Buyer Corp.	(4) (6) (11)	L +	5.75%	10.75%	12/08/2028	24,676	24,256	24,279	4.07
Sherlock Buyer Corp.	(4) (6) (10)	L +	5.75%	10.75%	12/08/2028	—	(59)	(116)	(0.02)
Sherlock Buyer Corp.	(4) (6) (10)	L +	5.75%	10.75%	12/08/2027	—	(45)	(46)	(0.01)
Surewerx Purchaser III, Inc.	(4) (6) (8) (12)	S +	6.75%	11.65%	12/28/2029	1,115	1,083	1,094	0.18
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.65%	12/28/2029	—	(4)	(4)	—
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.65%	12/28/2028	—	(6)	(4)	—
Sweep Purchaser, LLC	(4) (5) (10) (11)	L +	5.75%	10.58%	11/30/2026	5,046	4,961	4,799	0.80
Tamarack Intermediate, LLC	(4) (6) (12)	S +	5.50%	10.76%	03/13/2028	15,012	14,753	14,253	2.39
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.50%	10.76%	03/13/2028	409	368	284	0.05
Valcourt Holdings II, LLC	(4) (5) (13)	S +	5.25%	10.30%	01/07/2027	3,257	3,203	3,232	0.54
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	10.57%	06/29/2027	15,763	15,555	15,345	2.57
VRC Companies, LLC	(4) (6) (10)	S +	5.75%	10.64%	06/29/2027	16,994	16,748	16,487	2.76
							157,998	156,273	26.18
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6) (10)	L +	5.50%	10.41%	10/19/2028	1,914	1,825	1,582	0.27
LJ Avalon Holdings, LLC	(4) (5)	S +	6.50%	11.33%	02/01/2030	2,997	2,908	2,908	0.49
LJ Avalon Holdings, LLC	(4) (5) (10)	S +	6.50%	11.33%	02/01/2030	—	(18)	(18)	—
LJ Avalon Holdings, LLC	(4) (5) (10)	S +	6.50%	11.33%	02/01/2029	—	(14)	(14)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
							$4,701	$4,458	0.75%
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	L +	5.50%	10.65%	12/11/2028	27,451	26,984	25,908	4.34
Distributors
48Forty Solutions, LLC	(4) (5) (11)	S +	5.50%	10.32%	11/30/2026	25,793	25,319	24,729	4.14
48Forty Solutions, LLC	(4) (5) (10)	P +	4.50%	12.50%	11/30/2026	392	330	224	0.04
ABB Concise Optical Group, LLC	(4) (6) (11)	L +	7.50%	12.67%	02/23/2028	17,932	17,547	16,539	2.77
ABB Concise Optical Group, LLC	(4) (6) (10)	P +	6.50%	14.50%	02/23/2028	1,792	1,754	1,646	0.28
Avalara, Inc.	(4) (6) (13)	S +	7.25%	12.15%	10/19/2028	9,012	8,800	8,907	1.49
Avalara, Inc.	(4) (6) (10)	S +	7.25%	12.15%	10/19/2028	—	(21)	(11)	—
PT Intermediate Holdings III, LLC	(4) (6) (11)	S +	5.98%	11.09%	11/01/2028	14,551	14,379	13,690	2.29
PT Intermediate Holdings III, LLC	(4) (6) (11)	S +	5.98%	11.02%	11/01/2028	7,181	7,120	6,698	1.12
PT Intermediate Holdings III, LLC	(4) (6) (10) (11)	S +	5.98%	11.02%	11/01/2028	10,345	10,233	9,626	1.61
							85,461	82,048	13.75
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (12)	S +	5.50%	10.25%	07/31/2025	3,167	2,992	2,992	0.50
Apex Service Partners, LLC	(4) (5) (10)	S +	5.50%	10.27%	07/31/2025	1,547	1,381	1,381	0.23
FPG Intermediate Holdco, LLC	(4) (5) (11)	S +	6.50%	11.41%	03/05/2027	11,795	11,587	11,306	1.89
Groundworks, LLC	(4) (5) (13)	S +	6.50%	11.36%	03/14/2030	4,511	4,376	4,376	0.73
Groundworks, LLC	(4) (5) (10)	S +	6.50%	11.36%	03/14/2030	—	(12)	(12)	—
Groundworks, LLC	(4) (5) (10)	S +	6.50%	11.36%	03/14/2029	—	(8)	(8)	—
Heartland Home Services	(4) (6) (10)	L +	5.75%	10.59%	12/15/2026	21,564	21,377	20,955	3.51
Lightspeed Solution, LLC	(4) (6) (12)	S +	6.00%	11.37%	03/01/2028	15,312	15,053	14,794	2.48
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.00%	11.37%	03/01/2028	342	299	178	0.03
LUV Car Wash Group, LLC	(4) (5) (10) (13)	S +	7.00%	11.74%	12/09/2026	7,372	7,294	7,232	1.21
Magnolia Wash Holdings	(4) (5) (12)	S +	6.50%	11.35%	07/14/2028	7,872	7,729	7,347	1.23
Magnolia Wash Holdings	(4)(5)	S +	6.50%	11.35%	07/14/2028	1,475	1,448	1,376	0.23
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	11.35%	07/14/2028	183	177	161	0.03
Mammoth Holdings, LLC	(4) (5) (10)	S +	6.00%	10.85%	10/16/2024	6,288	6,244	6,202	1.04
Spotless Brands, LLC	(4) (5) (11)	S +	6.50%	11.31%	07/25/2028	9,487	9,313	9,161	1.53
Spotless Brands, LLC	(4) (5) (13)	S +	6.50%	11.35%	07/25/2028	1,796	1,763	1,735	0.29
Spotless Brands, LLC	(4) (5) (10)	S +	6.50%	11.39%	07/25/2028	61	56	50	0.01
							91,069	89,226	14.95
Financial Services
Applitools, Inc.	(4) (6) (8) (12)	S +	6.25% PIK	11.06% PIK	05/25/2029	6,827	6,726	6,493	1.09
Applitools, Inc.	(4) (6) (8) (10)	S +	6.25%	11.06%	05/25/2028	—	(16)	(44)	(0.01)
Cerity Partners, LLC	(4) (6) (12)	S +	6.75%	11.54%	12/29/2029	925	898	908	0.15

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	11.54%	12/29/2029	49	$8	$22	—%
SitusAMC Holdings Corp.	(4) (6) (11)	L +	5.50%	10.66%	12/22/2027	23,364	23,171	22,562	3.78
Smarsh, Inc.	(4) (6) (11)	S +	6.50%	11.29%	02/16/2029	4,286	4,211	4,138	0.69
Smarsh, Inc.	(4) (6) (11)	S +	6.50%	11.29%	02/16/2029	536	522	499	0.08
Smarsh, Inc.	(4) (6) (11)	S +	6.50%	11.29%	02/16/2029	54	49	44	0.01
							35,569	34,622	5.80
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (11)	P +	4.75%	12.75%	07/06/2028	11,578	11,369	11,164	1.87
Abracon Group Holdings, LLC	(4) (6) (10)	P +	4.75%	12.75%	07/06/2028	—	(18)	(75)	(0.01)
Abracon Group Holdings, LLC	(4) (6) (10)	P +	4.75%	12.75%	07/06/2028	—	(15)	(30)	(0.01)
Dwyer Instruments, Inc.	(4) (6) (11)	L +	6.00%	11.16%	07/21/2027	16,846	16,550	16,229	2.72
Dwyer Instruments, Inc.	(4) (6) (10)	L +	6.00%	11.16%	07/21/2027	—	(35)	(156)	(0.03)
Dwyer Instruments, Inc.	(4) (6) (10)	L +	6.00%	11.16%	07/21/2027	471	435	394	0.07
Infinite Bidco, LLC	(4) (7)	L +	6.25%	10.91%	03/02/2028	2,530	2,456	2,456	0.41
							30,742	29,982	5.02
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(4) (5) (12)	S +	6.75%	11.86%	03/13/2029	14,749	14,310	14,310	2.40
Health Care Providers & Services
Advarra Holdings, Inc.	(4) (6) (12)	S +	5.75%	10.56%	08/24/2029	20,430	20,095	19,558	3.28
Advarra Holdings, Inc.	(4) (6) (10) (12)	S +	5.75%	10.56%	08/24/2029	—	(15)	(79)	(0.01)
DCA Investment Holdings, LLC	(4) (6) (12)	S +	6.50%	11.30%	04/03/2028	7,021	6,961	6,791	1.14
DCA Investment Holdings, LLC	(4) (6) (10)	S +	6.50%	11.30%	04/03/2028	1,654	1,639	1,599	0.27
DCA Investment Holdings, LLC	(4) (6) (10)	S +	6.50%	11.30%	04/03/2028	436	406	382	0.06
Gateway US Holdings, Inc.	(4) (6) (8) (12)	S +	6.50%	11.55%	09/22/2026	5,273	5,234	5,205	0.87
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.55%	09/22/2026	1,156	1,146	1,140	0.19
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.55%	09/22/2026	117	115	114	0.02
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	4.75%	9.56%	12/10/2026	6,013	5,967	5,915	0.99
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	4.75%	9.64%	12/10/2026	13,120	13,019	12,899	2.16
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	4.75%	9.64%	12/10/2026	—	(9)	(20)	—
iCIMS, Inc.	(4) (6) (11)	S +	7.25%	12.05%	08/18/2028	5,525	5,434	5,465	0.92
Intelerad Medical Systems Incorporated	(4) (5) (8) (11)	S +	6.50%	11.41%	08/21/2026	13,197	12,850	12,628	2.12
mPulse Mobile, Inc.	(4) (6) (11)	L +	5.25%	10.19%	12/17/2027	9,975	9,811	9,705	1.63
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	10.19%	12/17/2027	—	(157)	(542)	(0.09)
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	10.19%	12/17/2027	2,098	2,020	1,963	0.33
PPV Intermediate Holdings, LLC	(4) (6)	S +	5.75%	10.58%	08/31/2029	16,485	15,829	15,829	2.65
Southern Veterinary Partners, LLC	(4) (5) (13)	S +	5.50%	10.36%	10/05/2027	1,882	1,849	1,805	0.30

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	L +	5.75%	10.91%	01/02/2029	4,331	$4,275	$4,144	0.69%
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L +	5.75%	10.91%	01/02/2029	722	710	668	0.11
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	P +	4.75%	12.75%	12/30/2026	400	393	373	0.06
Tivity Health, Inc.	(4) (6) (13)	S +	6.00%	10.90%	06/28/2029	2,706	2,669	2,647	0.44
Vardiman Black Holdings, LLC	(4) (7) (11)	S +	7.00%	11.77%	03/18/2027	5,672	5,625	5,441	0.91
Vardiman Black Holdings, LLC	(4) (7) (10)	S +	7.00%	11.61%	03/18/2027	6,630	6,573	6,356	1.06
Vermont Aus Pty Ltd	(4) (6) (8)	S +	5.50%	10.55%	03/23/2028	12,623	12,348	12,054	2.02
							134,787	132,040	22.12
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (11)	S +	5.75%	10.61%	08/13/2029	39,338	38,627	37,843	6.34
Excelitas Technologies Corp.	(4) (6) (11)	E +	5.75%	8.36%	08/13/2029	€6,688	6,791	6,990	1.17
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.61%	08/13/2029	—	(68)	(178)	(0.03)
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.61%	08/14/2028	1,421	1,356	1,283	0.21
Raptor Merger Sub Debt, LLC	(4) (6) (12)	S +	6.75%	11.65%	04/01/2029	32,477	31,554	31,574	5.29
Raptor Merger Sub Debt, LLC	(4) (6) (10)	S +	6.75%	11.56%	04/01/2028	326	258	258	0.04
							78,518	77,770	13.03
Insurance Services
Amerilife Holdings, LLC	(4) (6) (13)	S +	5.75%	10.88%	08/31/2029	17,199	16,878	16,448	2.76
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.15%	08/31/2029	4,905	4,790	4,583	0.77
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.15%	08/31/2028	—	(67)	(161)	(0.03)
Foundation Risk Partners Corp.	(4) (6)	S +	6.75%	11.57%	10/30/2028	6,393	6,228	6,127	1.03
Foundation Risk Partners Corp.	(4) (6) (10)	S +	6.75%	11.25%	10/30/2028	3,614	3,516	3,092	0.52
Galway Borrower, LLC	(4) (6) (12)	S +	5.25%	10.24%	09/29/2028	6,494	6,364	6,273	1.05
Galway Borrower, LLC	(4) (6) (10)	S +	5.25%	10.24%	09/29/2028	—	(1)	(2)	—
Galway Borrower, LLC	(4) (6) (10)	S +	5.25%	10.41%	09/30/2027	89	81	75	0.01
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	L +	5.25%	10.09%	11/25/2026	3,655	3,627	3,585	0.60
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L +	5.25%	10.09%	11/25/2026	5,542	5,485	5,378	0.90
High Street Buyer, Inc.	(4) (6) (10)	L +	5.75%	10.80%	02/02/2029	11,875	11,534	11,328	1.90
Integrity Marketing Acquisition, LLC	(4) (6) (11)	L +	6.05%	11.39%	08/27/2025	14,775	14,624	14,540	2.44
Integrity Marketing Acquisition, LLC	(4) (6) (12)	L +	6.05%	10.97%	08/27/2025	11,140	11,019	10,963	1.84
Keystone Agency Investors	(4) (5) (11)	S +	5.75%	10.80%	05/03/2027	9,102	8,986	8,949	1.50
Keystone Agency Investors	(4) (5) (12)	S +	5.75%	10.80%	05/03/2027	10,739	10,603	10,557	1.77
Long Term Care Group, Inc.	(4) (6) (11)	L +	6.00%	10.90%	09/08/2027	11,385	11,191	10,208	1.71
Oakbridge Insurance Agency, LLC	(4) (5) (13)	S +	5.75%	10.66%	12/31/2026	12,388	12,207	12,125	2.03
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.66%	12/31/2026	1,062	1,015	949	0.16
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.66%	12/31/2026	273	265	259	0.04
Patriot Growth Insurance Services, LLC	(4) (6) (10)	L +	5.50%	10.78%	10/16/2028	1,066	1,019	903	0.15
Peter C. Foy & Associates Insurance Services, LLC	(4) (6)	S +	6.00%	11.12%	11/01/2028	1,475	1,455	1,417	0.24

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (11)	L +	6.00%	11.12%	11/01/2028	9,905	$9,818	$9,521	1.60%
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (11)	S +	6.00%	11.47%	11/01/2028	3,690	3,639	3,547	0.59
RSC Acquisition, Inc.	(4) (6) (12)	S +	5.50%	10.50%	10/30/2026	25,791	25,599	25,185	4.22
World Insurance Associates, LLC	(4) (5) (11)	S +	5.75%	10.65%	04/01/2026	6,695	6,597	6,534	1.09
World Insurance Associates, LLC	(4) (5) (12)	S +	5.75%	10.65%	04/01/2026	30,661	30,202	29,925	5.01
							206,674	202,308	33.89
Interactive Media & Services
Spectrio, LLC	(4) (6) (10)	L +	6.00%	11.00%	12/09/2026	—	—	(211)	(0.04)
Triple Lift, Inc.	(4) (6) (13)	S +	5.50%	10.24%	05/08/2028	4,702	4,621	4,533	0.76
							4,621	4,322	0.72
IT Services
Catalis Intermediate, Inc.	(4) (6) (11)	L +	5.50%	10.66%	08/04/2027	23,819	23,341	20,977	3.51
Catalis Intermediate, Inc.	(4) (6) (10)	L +	5.50%	10.66%	08/04/2027	5,359	5,230	4,420	0.74
Catalis Intermediate, Inc.	(4) (6) (10)	L +	5.50%	10.66%	08/04/2027	2,577	2,522	2,236	0.37
Donuts, Inc.	(4) (5) (12)	S +	6.00%	10.97%	12/29/2027	11,757	11,757	11,555	1.94
Donuts, Inc.	(4) (5) (10)	S +	6.00%	10.97%	12/29/2027	—	—	(95)	(0.02)
Redwood Services Group, LLC	(4) (6) (11)	S +	6.00%	11.15%	06/15/2029	7,958	7,811	7,692	1.29
Redwood Services Group, LLC	(4) (6) (10)	S +	6.00%	11.15%	06/15/2029	1,889	1,867	1,825	0.31
							52,528	48,610	8.14
Machinery
Answer Acquisition, LLC	(4) (5) (11)	L +	5.75%	10.91%	12/30/2026	23,538	23,168	22,802	3.82
Answer Acquisition, LLC	(4) (5) (10)	L +	5.75%	10.91%	12/30/2026	—	(27)	(57)	(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (11)	S +	6.00%	10.96%	07/21/2027	16,750	16,578	16,270	2.73
MHE Intermediate Holdings, LLC	(4) (5)	S +	6.00%	10.96%	12/09/2025	896	879	878	0.15
MHE Intermediate Holdings, LLC	(4) (5) (13)	S +	6.25%	10.91%	07/21/2027	1,983	1,949	1,944	0.33
							42,547	41,837	7.01
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (12)	S +	4.75%	9.63%	12/22/2027	5,988	5,575	5,574	0.93
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8) (13)	S +	5.75%	10.65%	05/25/2029	8,113	7,959	7,971	1.34
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	10.65%	05/25/2029	—	(11)	(21)	—
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	10.65%	05/25/2029	267	251	252	0.04
							8,199	8,202	1.37
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (6)	S +	6.50%	11.55%	12/31/2027	3,076	2,958	2,952	0.49
Bridgepointe Technologies, LLC	(4) (5) (10)	S +	6.50%	11.41%	12/31/2027	233	153	150	0.03
KWOR Acquisition, Inc.	(4) (6) (11)	L +	5.25%	10.09%	12/22/2028	16,354	16,128	15,672	2.63

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(4) (6) (10)	L +	5.25%	10.09%	12/22/2028	—	$(31)	$(146)	(0.02)%
KWOR Acquisition, Inc.	(4) (6) (10)	P +	4.25%	12.25%	12/22/2027	828	806	752	0.13
Project Boost Purchaser, LLC	(4) (6) (12)	S +	5.25%	10.38%	05/02/2029	7,715	7,645	7,631	1.28
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.38%	05/02/2029	121	113	103	0.02
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.38%	05/02/2028	—	(5)	(7)	—
							27,767	27,107	4.54
Real Estate Management & Development
Associations, Inc.	(4) (5) (12)	S +	6.50% (incl. 2.50% PIK)	11.64%	07/02/2027	5,274	5,235	5,083	0.85
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50% PIK)	11.64%	07/02/2027	1,406	1,361	1,213	0.20
MRI Software, LLC	(4) (5)	L +	5.50%	10.66%	02/10/2026	4,042	4,033	3,987	0.67
MRI Software, LLC	(4) (5) (10)	L +	5.50%	10.66%	02/10/2026	1,217	1,208	1,174	0.20
Zarya Intermediate, LLC	(4) (5) (8) (11)	S +	6.50%	11.31%	07/01/2027	27,237	27,237	27,237	4.56
Zarya Intermediate, LLC	(4) (5) (8) (10)	S +	6.50%	11.31%	07/01/2027	—	—	—	—
							39,074	38,694	6.48
Software
Anaplan, Inc.	(4) (6) (12)	S +	6.50%	11.31%	06/21/2029	17,600	17,276	17,327	2.90
Appfire Technologies, LLC	(4) (5)	S +	5.50%	10.52%	03/09/2027	276	275	268	0.04
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	10.33%	03/09/2027	24	17	(9)	—
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	10.33%	03/09/2027	7	5	3	—
Bottomline Technologies, Inc.	(4) (5) (12)	S +	5.50%	10.26%	05/14/2029	15,920	15,633	15,478	2.59
Bottomline Technologies, Inc.	(4) (5) (10)	S +	5.50%	10.26%	05/15/2028	—	(23)	(37)	(0.01)
Coupa Holdings,LLC	(4) (6)	S +	7.50%	12.29%	02/27/2030	17,712	17,273	17,273	2.89
Coupa Holdings,LLC	(4) (6) (10)	S +	7.50%	12.29%	02/27/2030	—	(9)	(9)	—
Coupa Holdings,LLC	(4) (6) (10)	S +	7.50%	12.29%	02/27/2029	—	(13)	(13)	—
GS AcquisitionCo, Inc.	(4) (5)	S +	5.75%	10.80%	05/22/2026	1,532	1,516	1,506	0.25
GS AcquisitionCo, Inc.	(4) (5)	L +	5.75%	10.91%	05/22/2026	17	16	16	—
GS AcquisitionCo, Inc.	(4) (5) (10)	S +	5.75%	10.80%	05/22/2026	—	—	(1)	—
Kaseya, Inc.	(4) (6) (12)	S +	5.75%	10.65%	06/25/2029	10,309	10,167	9,967	1.67
Kaseya, Inc.	(4) (6) (10)	S +	5.75%	10.65%	06/25/2029	—	(4)	(21)	—
Kaseya, Inc.	(4) (6) (10)	S +	5.75%	10.65%	06/25/2029	—	(8)	(21)	—
LegitScript	(4) (6) (12)	S +	5.25%	10.04%	06/24/2029	20,152	19,784	19,622	3.29
LegitScript	(4) (6) (10)	S +	5.25%	10.06%	06/24/2029	—	(47)	(145)	(0.02)
LegitScript	(4) (6) (10)	S +	5.25%	10.06%	06/24/2028	180	127	101	0.02
Montana Buyer, Inc.	(4) (6) (12)	S +	5.75%	10.57%	07/22/2029	8,637	8,476	8,369	1.40
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	10.57%	07/22/2028	—	(17)	(30)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(4) (6)	S +	5.00%	9.71%	06/11/2029	3,979	3,945	3,808	0.64

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	9.71%	06/11/2029	—	$(6)	$(51)	(0.01)%
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	9.88%	06/11/2029	79	76	65	0.01
Oak Purchaser, Inc.	(4) (6) (13)	S +	5.50%	10.37%	04/28/2028	4,653	4,612	4,474	0.75
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	10.37%	04/28/2028	1,160	1,134	1,041	0.17
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	10.37%	04/28/2028	—	(5)	(24)	—
Project Leopard Holdings, Inc.	(7) (8) (11)	S +	5.25%	9.80%	07/20/2029	9,974	9,331	9,186	1.54
Revalize, Inc.	(4) (5) (11)	S +	5.75%	10.66%	04/15/2027	11,702	11,621	11,184	1.87
Revalize, Inc.	(4) (5) (10)	S +	5.75%	10.66%	04/15/2027	—	(11)	(63)	(0.01)
Riskonnect Parent, LLC	(4) (6)	S +	5.50%	10.55%	12/07/2028	1,096	1,078	1,065	0.18
Riskonnect Parent, LLC	(4) (6) (10)	S +	5.50%	10.55%	12/07/2028	—	(10)	(33)	(0.01)
Securonix, Inc.	(4) (6) (12)	S +	6.50%	11.10%	04/05/2028	21,010	20,690	20,098	3.37
Securonix, Inc.	(4) (6) (10)	S +	6.50%	11.10%	04/05/2028	—	(55)	(164)	(0.03)
Trunk Acquisition, Inc.	(4) (5) (11)	L +	5.50%	10.66%	02/19/2027	11,286	11,196	10,866	1.82
Trunk Acquisition, Inc.	(4) (5) (10)	L +	5.50%	10.66%	02/19/2026	—	(7)	(40)	(0.01)
							154,033	151,056	25.31
Total First Lien Debt							$1,336,885	$1,307,253	219.01%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (13)	S +	9.00%	13.82%	12/30/2027	3,300	$3,212	$3,237	0.54%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	8.00%	12.81%	12/10/2027	2,520	2,478	2,386	0.40
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	8.00%	12.84%	12/10/2027	924	908	872	0.15
							3,386	3,258	0.55
Software
Matrix Parent, Inc.	(4)(6)	S +	8.00%	13.06%	03/01/2030	10,667	10,497	7,409	1.24
Total Second Lien Debt							$17,095	$13,904	2.33%
Other Securities
Other Debt
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	1,597	$1,553	$1,553	0.26%
Total Other Debt							$1,553	$1,553	0.26%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)		10.50%	12/21/2021	1,000,000	$1,123	$1,120	0.19%
Knockout Intermediate Holdings I, Inc.	(4) (9)		11.75%	06/25/2022	2,040	2,117	2,143	0.36
Revalize, Inc.	(4) (9)	S+	10.00%	12/14/2021	2,154	2,360	2,359	0.40
RSK Holdings, Inc. (Riskonnect)	(4) (9)	S+	10.50%	07/07/2022	2,123,800	2,209	2,251	0.38
Total Preferred Equity						7,809	7,873	1.32%
Common Equity
Amerilife Holdings, LLC	(4) (9)			09/01/2022	14,856	$410	$416	0.07%
BP Purchaser, LLC	(4) (9)			12/10/2021	1,233,333	1,233	1,283	0.21
Encore Holdings, LLC	(4) (9)			11/23/2021	1,728	215	296	0.05
Frisbee Holdings, LP (Fetch)	(4) (9)			10/31/2022	18,287	233	233	0.04
LUV Car Wash	(4) (9)			04/06/2022	1,182	1,182	1,181	0.20
mPulse Mobile, Inc.	(4) (9)			12/17/2021	105,978	780	721	0.12
Procure Acquireco, Inc. (Procure Analytics)	(4) (9)			12/20/2021	500,000	500	750	0.13
Surewerx Topco, LP	(4) (8) (9)			12/28/2022	104	104	104	0.02
Total Common Equity						4,657	4,984	0.83%
Total Other Securities						$14,019	$14,410	2.41%
Total Portfolio Investments						$1,367,999	$1,335,567	223.75%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.04%, 1-month L at 4.86%, 3-month L at 5.19%, the 6-month L at 5.31%, 1-month S at 4.80%, 3-month S at 4.91%, 6-month S at 4.90% and the P at 8.00%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Loan includes interest rate floor of 0.50%.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023 non-qualifying assets represented 8.16% of total assets as calculated in accordance with regulatory requirements.

(9)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $12,857 or 2.15% of the Company’s net assets. The initial acquisition dates have been included for such securities.

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)
(10) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2023:

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$3,529	$(151)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(7)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	2,103	(75)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	841	(30)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,851	(79)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	2,459	(107)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	3,688	(161)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,834	(57)
Apex Service Partners, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	1,620	(85)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,093	(32)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	115	(3)
Applitools, Inc.	0.50%	Revolver	05/25/2028	900	(44)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	3,874	(141)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	572	(14)
Avalara, Inc.	0.50%	Revolver	10/19/2028	901	(11)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,333	(37)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	1,823	(73)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	1,173	(21)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	587	(10)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(300)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	286	(34)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	1,367	(26)
Coupa Holdings,LLC	1.00%	Delayed Draw Term Loan	08/27/2024	699	(9)
Coupa Holdings,LLC	0.50%	Revolver	02/27/2029	536	(13)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	1,218	(40)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(95)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	4,249	(156)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	1,653	(61)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	846	(18)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(7)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	51	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	4,695	(178)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	2,191	(83)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(27)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	$2,452	$(197)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	2,281	(34)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	35	(1)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	60	(2)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	325	(11)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	45	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	96	(1)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	12/02/2023	10,588	(260)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	823	(12)
Groundworks, LLC	0.50%	Revolver	03/14/2029	263	(8)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	5,759	(128)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	526	(9)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(20)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	3,097	(59)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(311)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	6,176	(254)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,493	(146)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,002	(42)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	626	(21)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	626	(21)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,215	(18)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	486	(14)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,812	(39)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	5,502	(145)
LegitScript	0.50%	Revolver	06/24/2028	2,815	(74)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,537	(153)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	1,935	(26)
Magnolia Wash Holdings	0.50%	Revolver	07/08/2028	150	(10)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	771	(9)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	4,247	(69)
Mantech International CP	0.50%	Revolver	09/14/2028	2,613	(42)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	978	(30)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/10/2024	1,197	(51)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/11/2029	237	(10)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,942	(75)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	620	(24)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	4,220	(90)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	362	(8)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	$97	$(3)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(67)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	09/02/2024	1,389	(24)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	3,433	(125)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	1,500	(43)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,968	(206)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	1,190	(62)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,483	(16)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2027	642	(7)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	03/11/2024	241	—
QW Holding Corporation	0.50%	Revolver	08/31/2024	1,883	—
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	4,128	(104)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	1,340	(34)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	2,116	(59)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	13	—
Revalize, Inc.	0.50%	Revolver	04/15/2027	1,419	(63)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	1,171	(33)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	60	(1)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	52	(2)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(164)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	7,190	(116)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(46)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(19)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	214	(7)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	12/09/2026	12,500	(211)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	244	(8)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	525	(23)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	225	(10)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	1,499	(52)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	229	(4)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	217	(4)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	455	(21)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,066	(104)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	956	(40)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(40)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	925	(38)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	2,133	(57)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	102	(4)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	$2,807	$—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	20,004	(542)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	2,898	(79)
Total First Lien Debt Unfunded Commitments				$241,975	$(7,050)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	56	(3)
Total Second Lien Debt Unfunded Commitments				$56	$(3)
Total Unfunded Commitments				$242,031	$(7,053)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(13)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.

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
Automobile Components
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

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (8) (11)	S +	7.25%	11.48%	12/09/2029	6,180	$5,996	$5,996	1.03%
Atlas Us Finco, Inc.	(4) (5) (8) (10)	S +	7.25%	11.48%	12/09/2028	—	(17)	(17)	—
BPG Holdings IV Corp	(4) (6) (12)	S +	6.00%	10.54%	07/29/2029	8,556	8,000	8,000	1.37
Encore Holdings, LLC	(4) (6) (11)	L +	4.50%	9.23%	11/23/2028	1,233	1,214	1,204	0.21
Encore Holdings, LLC	(4) (6) (10)	L +	4.50%	9.23%	11/23/2028	1,412	1,383	1,356	0.23
Encore Holdings, LLC	(4) (6) (10)	L +	4.50%	9.23%	11/23/2027	—	(5)	(8)	—
FLS Holding, Inc.	(4) (5) (8) (11)	L +	5.25%	10.40%	12/15/2028	22,109	21,719	21,748	3.74
FLS Holding, Inc.	(4) (5) (8)	L +	5.25%	10.40%	12/15/2028	4,806	4,719	4,728	0.81
FLS Holding, Inc.	(4) (5) (8) (10)	L +	5.25%	10.40%	12/17/2027	—	(32)	(31)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	L +	5.00%	9.35%	12/20/2028	19,643	19,297	18,777	3.23
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L +	5.00%	9.35%	12/20/2028	—	(34)	(175)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	L +	5.00%	9.35%	12/20/2028	—	(19)	(52)	(0.01)
QW Holding Corporation	(4) (5) (11)	L +	5.50%	9.44%	08/31/2026	11,216	11,074	10,798	1.86
QW Holding Corporation	(4) (5) (10)	L +	5.50%	9.44%	08/31/2026	2,331	2,305	2,226	0.38
QW Holding Corporation	(4) (5) (10)	L +	5.50%	9.44%	08/31/2026	—	(36)	(106)	(0.02)
Sherlock Buyer Corp.	(4) (6) (11)	L +	5.75%	10.48%	12/08/2028	24,738	24,305	24,192	4.16
Sherlock Buyer Corp.	(4) (6) (10)	L +	5.75%	10.48%	12/08/2028	—	(61)	(159)	(0.03)
Sherlock Buyer Corp.	(4) (6) (10)	L +	5.75%	10.48%	12/08/2027	—	(47)	(64)	(0.01)
Surewerx Purchaser III, Inc.	(4) (6) (8) (12)	S +	6.75%	11.30%	12/28/2029	3,562	3,456	3,455	0.59
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.30%	12/28/2029	—	(15)	(15)	—
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.30%	12/28/2028	49	37	37	0.01
Sweep Purchaser, LLC	(4) (5) (10) (11)	L +	5.75%	10.30%	11/30/2026	5,059	4,968	4,763	0.82
Tamarack Intermediate, LLC	(4) (6) (12)	S +	5.75%	9.23%	03/13/2028	15,049	14,780	14,387	2.47
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.75%	9.23%	03/13/2028	251	208	143	0.02
Valcourt Holdings II, LLC	(4) (5)	S +	5.25%	9.98%	01/07/2027	3,265	3,208	3,227	0.55
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	8.52%	06/29/2027	15,803	15,584	15,249	2.62
VRC Companies, LLC	(4) (6) (10)	S +	5.75%	8.52%	06/29/2027	6,443	6,183	5,773	0.99
							148,170	145,432	24.98
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6) (10)	P +	4.75%	12.25%	10/19/2028	1,007	924	642	0.11
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	L +	5.50%	10.24%	12/11/2028	27,520	27,037	25,693	4.41
Distributors
48Forty Solutions, LLC	(4) (5) (11)	S +	5.55%	9.81%	11/30/2026	25,858	25,356	24,577	4.22
48Forty Solutions, LLC	(4) (5) (10)	S +	5.50%	9.81%	11/30/2026	—	(67)	(200)	(0.03)
ABB Concise Optical Group, LLC	(4) (6) (11)	L +	7.50%	12.67%	02/23/2028	17,977	17,578	17,165	2.95

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
ABB Concise Optical Group, LLC	(4) (6) (10)	P +	6.50%	14.00%	02/23/2028	1,792	$1,752	$1,707	0.29%
Avalara, Inc.	(4) (6)	S +	7.25%	11.83%	10/19/2028	9,012	8,792	8,792	1.51
Avalara, Inc.	(4) (6) (10)	S +	7.25%	11.83%	10/19/2028	—	(22)	(22)	—
PT Intermediate Holdings III, LLC	(4) (6) (11)	L +	5.50%	10.23%	11/01/2028	19,001	18,831	18,451	3.17
PT Intermediate Holdings III, LLC	(4) (6) (11)	L +	5.50%	10.23%	11/01/2028	10,372	10,280	10,072	1.73
Radwell Parent, LLC	(4) (6) (12)	S +	6.75%	11.33%	04/01/2029	32,558	31,607	31,607	5.43
Radwell Parent, LLC	(4) (6) (10)	S +	6.75%	11.33%	04/01/2028	—	(71)	(71)	(0.01)
							114,036	112,078	19.25
Diversified Consumer Services
FPG Intermediate Holdco, LLC	(4) (5) (11)	S +	6.50%	10.92%	03/05/2027	11,825	11,606	11,236	1.93
Heartland Home Services	(4) (6) (10)	L +	5.75%	10.10%	12/15/2026	20,648	20,460	19,821	3.41
Lightspeed Solution, LLC	(4) (6) (12)	S +	6.50%	10.82%	03/01/2028	15,171	14,902	14,615	2.51
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.50%	10.82%	03/01/2028	—	(42)	(179)	(0.03)
LUV Car Wash Group, LLC	(4) (5) (10)	L +	5.50%	9.24%	12/09/2026	7,391	7,307	7,182	1.23
Magnolia Wash Holdings	(4) (5) (12)	S +	6.50%	10.32%	07/14/2028	7,892	7,743	7,559	1.30
Magnolia Wash Holdings	(4) (5)	S +	6.50%	10.32%	07/14/2028	1,478	1,450	1,416	0.24
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	10.32%	07/14/2028	183	177	169	0.03
Mammoth Holdings, LLC	(4) (5) (10)	S +	6.00%	9.82%	10/16/2023	6,304	6,266	6,304	1.08
Spotless Brands, LLC	(4) (5) (11)	S +	6.50%	10.71%	07/25/2028	9,535	9,355	9,162	1.57
Spotless Brands, LLC	(4) (5)	S +	6.50%	10.71%	07/25/2028	1,802	1,768	1,732	0.30
Spotless Brands, LLC	(4) (5) (10)	S +	6.50%	10.71%	07/25/2028	—	(6)	(12)	—
							80,986	79,005	13.57
Financial Services
Applitools, Inc.	(4) (6) (8) (12)	S +	6.25%	10.57%	05/25/2029	6,645	6,523	6,532	1.12
Applitools, Inc.	(4) (6) (8) (10)	S +	6.25%	10.57%	05/25/2028	—	(16)	(15)	—
Cerity Partners, LLC	(4) (6) (12)	S +	6.75%	11.32%	12/29/2029	1,753	1,700	1,700	0.29
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	11.32%	12/29/2029	92	12	12	—
SitusAMC Holdings Corp.	(4) (6) (11)	L +	5.50%	10.23%	12/22/2027	23,423	23,222	22,402	3.85
Smarsh, Inc.	(4) (6) (11)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.71
Smarsh, Inc.	(4) (6) (10)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.09
Smarsh, Inc.	(4) (6) (10)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							36,165	35,243	6.05
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (11)	S +	5.75%	10.49%	07/06/2028	11,607	11,390	11,009	1.89
Abracon Group Holdings, LLC	(4) (6) (10)	S +	5.75%	10.49%	07/06/2028	—	(19)	(108)	(0.02)
Abracon Group Holdings, LLC	(4) (6) (10)	S +	5.75%	10.49%	07/06/2028	—	(15)	(43)	(0.01)
Dwyer Instruments, Inc.	(4) (6) (11)	L +	6.00%	10.73%	07/21/2027	16,888	16,578	16,123	2.77

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Dwyer Instruments, Inc.	(4) (6) (10)	L +	6.00%	10.73%	07/21/2027	—	$(37)	$(192)	(0.03)%
Dwyer Instruments, Inc.	(4) (6) (10)	L +	6.00%	10.73%	07/21/2027	332	294	236	0.04
							28,191	27,025	4.64
Health Care Providers & Services
Advarra Holdings, Inc.	(4) (6) (12)	S +	5.75%	10.15%	08/24/2029	20,481	20,136	19,392	3.33
Advarra Holdings, Inc.	(4) (6) (12)	S +	5.75%	10.15%	08/24/2029	—	(15)	(98)	(0.02)
DCA Investment Holdings, LLC	(4) (6) (12)	S +	6.00%	10.39%	04/03/2028	7,039	6,976	6,933	1.19
DCA Investment Holdings, LLC	(4) (6) (10)	S +	6.00%	10.39%	04/03/2028	1,431	1,392	1,381	0.24
Gateway US Holdings, Inc.	(4) (6) (8) (12)	S +	6.50%	11.23%	09/22/2026	5,260	5,222	5,164	0.89
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.23%	09/22/2026	1,156	1,147	1,134	0.19
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.23%	09/22/2026	117	115	113	0.02
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	4.75%	9.56%	12/10/2026	6,028	5,980	5,853	1.01
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	4.75%	9.56%	12/10/2026	9,593	9,485	9,197	1.58
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	4.75%	9.56%	12/10/2026	—	(9)	(35)	(0.01)
iCIMS, Inc.	(4) (6) (11)	S +	7.25% (incl. 3.875% PIK)	11.52%	08/18/2028	5,525	5,431	5,431	0.93
Intelerad Medical Systems Incorporated	(4) (5) (8) (11)	S +	6.50%	11.23%	08/21/2026	13,230	12,861	12,936	2.22
mPulse Mobile, Inc.	(4) (6) (11)	L +	5.25%	9.32%	12/17/2027	10,000	9,829	9,701	1.67
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	9.32%	12/17/2027	—	(165)	(598)	(0.10)
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	9.32%	12/17/2027	1,499	1,416	1,349	0.23
Southern Veterinary Partners, LLC	(4) (5)	S +	5.50%	9.93%	10/05/2027	1,887	1,852	1,792	0.31
Stepping Stones Healthcare Services, LLC	(4) (6)	L +	5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.71
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	L +	5.75%	10.48%	01/02/2029	511	501	444	0.08
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	P +	4.75%	12.25%	12/30/2026	450	442	417	0.07
Tivity Health, Inc.	(4) (6)	S +	6.00%	10.58%	06/28/2029	2,713	2,675	2,626	0.45
Vardiman Black Holdings, LLC	(4) (7) (11)	S +	7.00%	11.22%	03/18/2027	5,686	5,637	5,378	0.92
Vardiman Black Holdings, LLC	(4) (7) (10)	S +	7.00%	11.22%	03/18/2027	6,512	6,451	6,146	1.06
Vermont Aus Pty Ltd	(4) (6) (8)	S +	5.65%	10.23%	03/23/2028	12,654	12,368	11,890	2.04
							114,011	110,657	19.01
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (11)	S +	5.75%	10.12%	08/13/2029	36,810	36,103	35,028	6.02
Excelitas Technologies Corp.	(4) (6) (11)	E +	5.75%	7.55%	08/13/2029	€6,688	6,787	6,792	1.17
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.12%	08/13/2029	—	(68)	(349)	(0.06)
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.12%	08/14/2028	2,047	1,979	1,872	0.32
							44,801	43,343	7.45
Insurance Services
Amerilife Holdings, LLC	(4) (6)	S +	5.75%	9.58%	08/31/2029	17,242	16,910	16,910	2.91
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.15%	08/31/2029	4,918	4,799	4,799	0.82

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.15%	08/31/2028	—	$(70)	$(70)	(0.01)%
Foundation Risk Partners Corp.	(4) (6)	S +	6.00%	10.68%	10/30/2028	1,510	1,489	1,483	0.25
Foundation Risk Partners Corp.	(4) (6)	S +	6.00%	10.68%	10/29/2028	—	—	—	—
Foundation Risk Partners Corp.	(4) (6) (10)	S +	6.00%	10.68%	10/30/2028	3,629	3,563	3,524	0.61
Galway Borrower, LLC	(4) (6) (12)	L +	5.25%	9.98%	09/29/2028	6,510	6,376	6,237	1.07
Galway Borrower, LLC	(4) (6) (10)	L +	5.25%	9.98%	09/29/2028	—	(1)	(3)	—
Galway Borrower, LLC	(4) (6) (10)	L +	5.25%	9.98%	09/30/2027	—	(8)	(18)	—
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	L +	5.25%	9.63%	11/25/2026	3,664	3,634	3,566	0.61
Higginbotham Insurance Agency, Inc.	(4) (6) (10)	L +	5.25%	9.63%	11/25/2026	3,677	3,626	3,445	0.59
High Street Buyer, Inc.	(4) (6) (10)	L +	5.75%	10.08%	02/02/2029	11,905	11,550	11,103	1.91
Integrity Marketing Acquisition, LLC	(4) (6) (11)	L +	6.05%	10.79%	08/27/2025	14,812	14,647	14,392	2.47
Integrity Marketing Acquisition, LLC	(4) (6) (12)	L +	6.05%	10.79%	08/27/2025	11,168	11,036	10,851	1.86
Keystone Agency Investors	(4) (5) (11)	S +	6.25%	10.98%	05/03/2027	9,125	9,003	8,949	1.54
Keystone Agency Investors	(4) (5) (12)	S +	6.25%	10.98%	05/03/2027	10,766	10,623	10,558	1.81
Oakbridge Insurance Agency, LLC	(4) (5)	S +	5.75%	10.17%	12/31/2026	12,407	12,214	12,205	2.10
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.17%	12/31/2026	690	643	605	0.10
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.17%	12/31/2026	220	212	210	0.04
Patriot Growth Insurance Services, LLC	(4) (6) (10)	L +	5.75%	10.47%	10/14/2028	323	282	115	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (6)	S +	6.00%	11.12%	11/01/2028	1,478	1,458	1,407	0.24
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (10) (11)	S +	6.00%	11.12%	11/01/2028	13,155	13,016	12,495	2.15
RSC Acquisition, Inc.	(4) (6) (11)	S +	5.50%	10.11%	10/30/2026	13,155	13,050	12,743	2.19
RSC Acquisition, Inc.	(4) (6) (12)	S +	5.50%	10.11%	10/30/2026	12,700	12,600	12,302	2.11
World Insurance Associates, LLC	(4) (5) (11)	S +	5.75%	10.47%	04/01/2026	6,712	6,607	6,502	1.12
World Insurance Associates, LLC	(4) (5) (12)	S +	5.75%	10.47%	04/01/2026	30,738	30,246	29,776	5.12
							187,505	184,086	31.63
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (6) (10)	L +	6.00%	10.75%	12/09/2026	—	—	(299)	(0.05)
Triple Lift, Inc.	(4) (6)	S +	5.50%	9.61%	05/06/2028	4,714	4,630	4,472	0.77
							4,630	4,173	0.72
IT Services
Donuts, Inc.	(4) (5) (12)	S +	6.00%	10.43%	12/29/2027	11,787	11,787	11,489	1.97
Donuts, Inc.	(4) (5) (10)	S +	6.00%	10.43%	12/29/2027	—	—	(140)	(0.02)
Govbrands Intermediate, Inc.	(4) (6) (11)	L +	5.50%	10.23%	08/04/2027	23,880	23,378	22,788	3.91
Govbrands Intermediate, Inc.	(4) (6) (10)	L +	5.50%	10.23%	08/04/2027	5,387	5,250	5,026	0.86
Govbrands Intermediate, Inc.	(4) (6) (10)	L +	5.50%	10.23%	08/04/2027	2,577	2,519	2,446	0.42
Long Term Care Group, Inc.	(4) (6) (11)	L +	6.00%	10.34%	09/08/2027	11,414	11,211	10,966	1.88
Redwood Services Group, LLC	(4) (6) (11)	S +	6.00%	10.68%	06/15/2029	7,978	7,827	7,630	1.31

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(4) (6) (10)	S +	6.00%	10.68%	06/15/2029	1,371	$1,348	$1,288	0.22%
							63,320	61,493	10.56

Machinery
Answer Acquisition, LLC	(4) (5) (11)	L +	5.50%	10.23%	12/30/2026	23,598	23,207	22,600	3.88
Answer Acquisition, LLC	(4) (5) (10)	L +	5.50%	10.23%	12/30/2026	—	(29)	(77)	(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (11)	S +	6.25%	9.53%	07/21/2027	16,793	16,611	16,295	2.80
MHE Intermediate Holdings, LLC	(4) (5)	S +	6.50%	9.53%	12/09/2025	898	880	880	0.15
MHE Intermediate Holdings, LLC	(4) (5)	S +	6.25%	9.53%	07/21/2027	1,988	1,953	1,930	0.33
							42,622	41,628	7.15
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	9.57%	04/07/2028	388	382	376	0.06
Energy Labs Holdings Corp.	(4) (5) (10)	S +	5.25%	9.57%	04/07/2028	—	—	(2)	—
Energy Labs Holdings Corp.	(4) (5) (10)	S +	5.25%	9.57%	04/07/2028	18	17	16	—
							399	390	0.07
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8)	S +	5.75%	9.83%	05/25/2029	8,113	7,954	7,954	1.37
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	9.83%	05/25/2029	—	(12)	(12)	—
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	9.83%	05/25/2029	214	197	197	0.03
							8,139	8,139	1.40
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (6)	S +	6.50%	11.23%	12/31/2027	3,084	2,961	2,961	0.51
Bridgepointe Technologies, LLC	(4) (5) (10)	S +	6.50%	11.23%	12/31/2027	—	(82)	(82)	(0.01)
KWOR Acquisition, Inc.	(4) (6) (11)	L +	5.25%	9.63%	12/22/2028	16,428	16,193	15,576	2.68
KWOR Acquisition, Inc.	(4) (6) (10)	L +	5.25%	9.63%	12/22/2028	—	(32)	(181)	(0.03)
KWOR Acquisition, Inc.	(4) (6) (10)	P +	4.25%	11.75%	12/22/2027	—	(23)	(95)	(0.02)
Project Boost Purchaser, LLC	(4) (6)	S +	5.25%	9.65%	05/02/2029	7,734	7,663	7,660	1.32
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	9.65%	05/02/2029	121	113	105	0.02
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	9.65%	05/02/2028	—	(6)	(6)	—
							26,787	25,938	4.46
Real Estate Management & Development
Associations, Inc.	(4) (5) (12)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	5,163	5,122	4,929	0.85
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	398	351	159	0.03
MRI Software, LLC	(4) (5)	L +	5.50%	10.23%	02/10/2026	1,913	1,905	1,874	0.32
MRI Software, LLC	(4) (5) (10)	L +	5.50%	10.23%	02/10/2026	922	914	839	0.14

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(4) (5) (8) (11)	S +	6.50%	10.90%	07/01/2027	27,237	$27,237	$27,188	4.67%
Zarya Intermediate, LLC	(4) (5) (8) (10)	S +	6.50%	10.90%	07/01/2027	—	—	(5)	—
							35,529	34,984	6.01
Software
Anaplan, Inc.	(4) (6) (12)	S +	6.50%	10.82%	06/21/2029	17,600	17,267	17,290	2.97
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	9.69%	03/09/2027	149	140	97	0.02
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	9.69%	03/09/2027	7	5	2	—
Bottomline Technologies, Inc.	(4) (6) (12)	S +	5.50%	9.83%	05/14/2029	15,960	15,663	15,352	2.64
Bottomline Technologies, Inc.	(4) (6) (10)	S +	5.50%	9.83%	05/15/2028	—	(24)	(51)	(0.01)
GS AcquisitionCo, Inc.	(4) (5)	L +	5.75%	9.92%	05/22/2026	1,536	1,518	1,499	0.26
GS AcquisitionCo, Inc.	(4) (5)	L +	5.75%	9.92%	05/22/2026	17	16	16	—
GS AcquisitionCo, Inc.	(4) (5) (10)	L +	5.75%	9.92%	05/22/2026	—	—	(1)	—
Kaseya, Inc.	(4) (6) (12)	S +	5.75%	10.33%	06/25/2029	10,309	10,163	9,859	1.69
Kaseya, Inc.	(4) (6) (10)	S +	5.75%	10.33%	06/25/2029	—	(4)	(27)	—
Kaseya, Inc.	(4) (6) (10)	S +	5.75%	10.33%	06/25/2029	—	(9)	(27)	—
LegitScript	(4) (6) (12)	S +	5.25%	8.23%	06/24/2029	20,203	19,823	19,826	3.41
LegitScript	(4) (6) (10)	S +	5.25%	9.57%	06/24/2029	—	(49)	(102)	(0.02)
LegitScript	(4) (6) (10)	S +	5.25%	9.57%	06/24/2028	180	125	124	0.02
Montana Buyer, Inc.	(4) (6) (12)	S +	5.75%	8.70%	07/22/2029	8,659	8,493	8,366	1.44
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	8.70%	07/22/2028	—	(18)	(33)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(4) (6)	S +	5.00%	9.70%	06/11/2029	3,377	3,346	3,196	0.55
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	9.70%	06/11/2029	596	587	499	0.09
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	9.70%	06/11/2029	—	(3)	(17)	—
Oak Purchaser, Inc.	(4) (6)	S +	5.50%	9.48%	04/28/2028	4,653	4,611	4,587	0.79
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	9.48%	04/28/2028	1,042	1,015	998	0.17
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	9.48%	04/28/2028	—	(6)	(9)	—
Project Leopard Holdings, Inc.	(7) (8) (11)	S +	5.25%	9.80%	07/20/2029	10,000	9,338	9,070	1.56
Revalize, Inc.	(4) (5) (11)	S +	5.75%	10.48%	04/15/2027	11,727	11,640	11,181	1.92
Revalize, Inc.	(4) (5) (10)	S +	5.75%	10.48%	04/15/2027	—	(11)	(66)	(0.01)
Riskonnect Parent, LLC	(4) (6)	S +	5.50%	10.08%	12/07/2028	932	914	896	0.15
Riskonnect Parent, LLC	(4) (6) (10)	S +	5.50%	10.08%	12/07/2028	167	155	116	0.02
Securonix, Inc.	(4) (6) (12)	S +	6.50%	10.10%	04/05/2028	21,010	20,678	20,249	3.48
Securonix, Inc.	(4) (6) (10)	S +	6.50%	10.10%	04/05/2028	—	(58)	(137)	(0.02)
Trunk Acquisition, Inc.	(4) (5) (11)	L +	5.50%	10.23%	02/19/2027	11,314	11,220	10,797	1.85
Trunk Acquisition, Inc.	(4) (5) (10)	L +	5.50%	10.23%	02/19/2026	—	(8)	(49)	(0.01)
							136,527	133,501	22.94
Total First Lien Debt							$1,234,008	$1,203,972	206.84%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	S +	9.00%	13.69%	12/30/2027	3,300	$3,208	$3,167	0.54%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	8.00%	12.81%	12/10/2027	2,520	2,477	2,306	0.40
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	8.00%	12.81%	12/10/2027	924	907	841	0.14
							3,384	3,147	0.54
Software
Matrix Parent, Inc.	(4) (6) (12)	S +	8.00%	12.55%	03/01/2030	10,667	10,493	9,757	1.68
Total Second Lien Debt							$17,085	$16,071	2.76%

Other Securities
Other Securities
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	1,582	$1,536	$1,536	0.26%
Total Other Debt							$1,536	$1,536	0.26%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)		10.50%		12/21/2021	1,000,000	$1,094	$974	0.17%
Knockout Intermediate Holdings I, Inc.	(4) (9)		11.75%		06/25/2022	2,040	2,117	2,038	0.35
Revalize, Inc.	(4) (5) (9)	S +	10.00%		12/14/2021	2,154	2,360	2,178	0.37
Riskonnect Parent, LLC	(4) (9)	S +	10.50%		07/07/2022	2,123,800	2,138	2,209	0.38
Total Preferred Equity							$7,709	$7,399	1.27%
Common Equity
Amerilife Holdings, LLC	(4) (9)				09/01/2022	142,740	$394	$394	0.07%
BP Purchaser, LLC	(4) (9)				12/10/2021	1,233,333	1,233	1,468	0.25
Encore Holdings, LLC	(4) (9)				11/23/2021	1,478	170	278	0.05
Frisbee Holdings, LP (Fetch)	(4) (9)				10/31/2022	18,287	233	233	0.04
LUV Car Wash	(4) (9)				04/06/2022	1,182	1,181	1,181	0.20
mPulse Mobile, Inc.	(4) (9)				12/17/2021	105,978	780	819	0.14
Procure Acquireco, Inc. (Procure Analytics)	(4) (9)				12/20/2021	500,000	500	690	0.12
Surewerx Topco, LP	(4) (8) (9)				12/28/2022	104	104	104	0.02
Total Common Equity							4,595	5,167	0.89%
Total Other Securities							$13,840	$14,102	2.42%
Total Portfolio Investments							$1,264,933	$1,234,145	212.02%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

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

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Loan includes interest rate floor of 0.50%.
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

(10) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$3,921	$(200)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(4)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	2,103	(108)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	841	(43)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,851	(98)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	2,459	(40)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	3,688	(70)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,834	(78)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,221	(46)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	115	(4)
Applitools, Inc.	0.50%	Revolver	05/25/2028	900	(15)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	4,882	(222)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	572	(17)
Avalara, Inc.	0.50%	Revolver	10/19/2028	901	(22)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,333	(51)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	2,056	(82)
Caerus US 1, Inc.	—%	Delayed Draw Term Loan	10/31/2024	1,173	(11)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	641	(12)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	$2,583	$(77)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,881	(28)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	02/29/2027	5,541	(140)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	4,249	(192)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	1,793	(81)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	980	(23)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(8)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	7,223	(350)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,565	(76)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(31)
Foundation Risk Partners Corp.	0.75%	Delayed Draw Term Loan	04/14/2024	2,452	(43)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	35	(1)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	60	(3)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	414	(18)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	45	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	96	(2)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	2,514	(115)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	286	(13)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	12/02/2023	10,588	(349)
Heartland Home Services	0.75%	Delayed Draw Term Loan	12/15/2026	6,729	(203)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	11/17/2023	4,054	(118)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(35)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	4,975	(133)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(456)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	7,088	(320)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,493	(181)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	1,829	(95)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	626	(27)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	626	(27)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	12/09/2026	2,639	(55)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	5,502	(103)
LegitScript	0.50%	Revolver	06/24/2028	2,815	(53)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(179)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	3,153	(64)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	150	(6)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/16/2023	771	—

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	$4,247	$(110)
Mantech International CP	0.50%	Revolver	09/14/2028	2,613	(67)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	978	(33)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	1,211	(65)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	316	(17)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	2,060	(29)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	620	(9)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	02/01/2026	4,594	(75)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,481	(63)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(84)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	4,179	(193)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	474	(23)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	1,500	(54)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,968	(175)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2026	1,190	(53)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,483	(14)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	642	(6)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	08/31/2026	496	(18)
QW Holding Corporation	0.50%	Revolver	08/31/2026	2,833	(106)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	4,128	(57)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,391	(40)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	2,442	(71)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	531	(23)
Revalize, Inc.	0.50%	Revolver	04/15/2027	1,419	(66)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	1,171	(45)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	86	(1)
RoadOne IntermodaLogistics	1.00%	Revolver	12/30/2028	52	(2)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	7,190	(159)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,876	(64)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	304	(12)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/02/2029	737	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	1,499	(66)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	$732	$(15)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	341	(10)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	455	(24)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,223	(98)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	1,049	(58)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	1,071	(49)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,092	(54)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	12,700	(445)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	237	(13)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	(5)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	20,004	(598)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	3,497	(105)
Total First Lien Debt Unfunded Commitments				$266,106	$(8,526)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$56	$(5)
Total Second Lien Debt Unfunded Commitments				$56	$(5)
Total Unfunded Commitments				$266,162	$(8,531)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.

T Series Middle Market Loan Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2023
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

The Company was formed as a Delaware limited liability company on September 14, 2021and commenced investment operations on November 4, 2021. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2023, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”), T Series Financing SPV LLC (“T Series SPV LLC”) and T Series Financing II SPV LLC (“T Series SPV II LLC”), T Series Financing III SPV (“T Series SPV III LLC”, collectively with CA SPV, T Series Equity Holdings, T Series SPV LLC and T Series SPV II LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2023.

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2022.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the

Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company accrued $0 and $1 of U.S. federal excise tax.
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
For the three months ended March 31, 2023 and March 31, 2022, base management fees were $731 and $321, respectively. As of March 31, 2023 and December 31, 2022 , $731 and $653 was payable to the Investment Adviser relating to Base Management Fees.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three months ended March 31, 2023 and March 31, 2022, $1,944 and $489, of income based incentive fees, respectively, were accrued to the Investment Adviser.
For the three months ended March 31, 2023 and March 31, 2022, $0 and $14 of capital gain incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2023 and December 31, 2022, there were $1,944 and $1,639, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement dated October 19, 2021 (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
For the three months ended March 31, 2023 and March 31, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act, and are generally consistent with the indemnification provisions of the Company’s certificate of incorporation and bylaws. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.

MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, or MS Credit Partners Holdings invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,336,885	$1,307,253	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	17,095	13,904	1.0	17,085	16,071	1.3
Other Securities	14,019	14,410	1.1	13,840	14,102	1.1
Total	$1,367,999	$1,335,567	100.0%	$1,264,933	$1,234,145	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022(1)
Aerospace & Defense	1.4%	1.4%
Air Freight & Logistics	2.8	2.9
Automobile Components	1.3	1.5
Automobiles	1.1	1.2
Biotechnology	1.4	1.5
Chemicals	2.3	2.4
Commercial Services & Supplies	11.8	11.9
Construction & Engineering	0.3	0.1
Containers & Packaging	2.0	2.2
Distributors	6.1	9.1
Diversified Consumer Services	6.8	6.5
Electronic Equipment, Instruments & Components	2.2	2.2
Financial Services	2.6	2.9
Health Care Equipment & Supplies	1.1	—
Health Care Providers & Services	10.2	9.3
Industrial Conglomerates	5.8	3.5
Insurance Services	15.4	15.2
Interactive Media & Services	0.3	0.3
IT Services	3.6	5.0
Machinery	3.1	3.4
Multi-Utilities	0.4	—
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.7	0.5
Professional Services	2.0	2.1
Real Estate Management & Development	2.9	2.8
Software	12.4	12.1
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.

(2)	Amount rounds to 0.0%.

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$18,332	$18,067	1.4%	$18,347	$17,869	1.4%
Canada	20,522	20,277	1.5	22,927	22,928	1.9
United Kingdom	8,199	8,202	0.6	8,139	8,139	0.7
United States	1,320,946	1,289,021	96.5	1,215,520	1,185,209	96.0
Total	$1,367,999	$1,335,567	100.0%	$1,264,933	$1,234,145	100.0%
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
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
The following tables present the fair value hierarchy of investments:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$32,030	$1,275,223	$1,307,253
Second Lien Debt	—	—	13,904	13,904
Other Securities	—	—	14,410	14,410
Total	$—	$32,030	$1,303,537	$1,335,567

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,534	$1,172,438	$1,203,972
Second Lien Debt	—	—	16,071	16,071
Other Securities	—	—	14,102	14,102
Total	$—	$31,534	$1,202,611	$1,234,145
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,172,438	$16,071	$14,102	$1,202,611
Purchases of investments	134,822	—	61	134,883
Proceeds from principal repayments and sales of investments	(33,456)	—	—	(33,456)
Accretion of discount/amortization of premium	1,008	10	2	1,020
Payment-in-kind	435	—	115	550
Net change in unrealized appreciation (depreciation)	(47)	(2,177)	130	(2,094)
Net realized gains (losses)	23	—	—	23
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,275,223	$13,904	$14,410	$1,303,537

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$(47)	$(2,177)	$130	$(2,094)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022 :

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	160,153	10,480	—	170,633
Proceeds from principal repayments and sales of investments	(3,829)	—	—	(3,829)
Accretion of discount/amortization of premium	360	3	—	363
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	95	(31)	104	168
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$512,718	$13,288	$5,727	$531,733

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$94	$(30)	$104	$168

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,260,500	Yield Analysis	Discount Rate	8.97%	15.15%	11.02%
Investments in first lien debt	14,723	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,275,223
Investments in second lien debt	13,904	Yield Analysis	Discount Rate	13.97%	21.46%	18.02%
Investments in other securities:
Other debt	1,553	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	7,873	Income Approach	Discount Rate	12.19%	15.54%	14.75%
Common equity	721	Market Approach	Revenue Multiple	8.75x	8.75x	8.75x
Common equity	4,263	Market Approach	EBITDA Multiple	11.70x	19.60x	14.81x
Total investment in other securities	14,410
Total investments	$1,303,537

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,166,134	Yield Analysis	Discount Rate	9.20%	14.45%	11.13%
Investments in first lien debt	6,304	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,172,438
Investments in second lien debt	16,071	Yield Analysis	Discount Rate	14.38%	15.25%	14.67%
Investments in other securities:
Other debt	1,536	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	7,399	Income Approach	Discount Rate	12.20%	15.69%	14.92%
Common equity	819	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Common equity	4,348	Market Approach	EBITDA Multiple	11.70x	18.70x	14.23x
Total investment in other securities	14,102
Total Investments	$1,202,611
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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$279,500	$279,500	$234,500	$234,500
Barclays Funding Facility	304,122	304,122	303,998	303,998
BNP Funding Facility	156,000	156,000	138,000	138,000
JPM Funding Facility	50,000	50,000	—	—
Total	$789,622	$789,622	$676,498	$676,498
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 and July 19, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On December 28, 2022, the Company reduced the maximum outstanding to $375,000. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
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

Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$4,146	$954
Facility unused commitment fees	55	147
Amortization of deferred financing costs	204	234
Total	$4,405	$1,335
Weighted average interest rate (excluding unused fees and financing costs)	6.27%	1.89%
Weighted average outstanding balance	$264,500	$202,433
For the three months ended March 31, 2023 and March 31, 2022, the Company borrowed $50,000 and $151,500 respectively under the CBA Subscription Facility. For the three months ended March 31, 2023 and March 31, 2022, the Company repaid $5,000 and $115,500 under the CBA Subscription Facility. As of March 31, 2023 and December 31, 2022, the Company had $45,500 and $140,500 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
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

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$4,395	$112
Facility unused commitment fees	224	116
Amortization of deferred financing costs	93	26
Total	$4,712	$254
Weighted average interest rate (excluding unused fees and financing costs)	5.79%	2.48%	(1)
Weighted average outstanding balance	$303,788	$65,000	(1)

(1)	Calculated from the period from March 7, 2022 (closing date) through December 31, 2022.
For the three months ended March 31, 2023 and March 31, 2022, the Company borrowed $0 and $65,000 under the Barclays Funding Facility. For the three months ended March 31, 2023 and March 31, 2022, no amounts were repaid under the Barclays Funding Facility. As of March 31, 2023 and December 31, 2022, the Company had $95,878 and $96,002 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).

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
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$2,561	N/A
Facility unused commitment fees	—	N/A
Amortization of deferred financing costs	166	N/A
Total	$2,727	N/A
Weighted average interest rate (excluding unused fees and financing costs)	7.19%	N/A
Weighted average outstanding balance	$142,400	N/A

For the three months ended March 31, 2023, the Company borrowed $18,000 and repaid $0 under the BNP Funding Facility. For the three months ended March 31, 2022, the company made no borrowings or repayments under the BNP Funding Facility. As of March 31, 2023 and December 31, 2022, the Company had $144,000 and $162,000 of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).

JPM Funding Facility

On February 23, 2023, T Series SPV III LLC, a wholly owned subsidiary of the Company, entered into a loan and security agreement (the “Loan and Security Agreement”) among T Series SPV III LLC, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the Lenders have agreed to extend credit to T Series SPV III in an aggregate principal amount up to $500,000 at any one time outstanding.

The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of February 23, 2028. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, T Series SPV III LLC may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 3.05% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).

The obligations of T Series SPV III LLC under the Loan and Security Agreement are secured by all of the assets held by T Series SPV III LLC, including certain loans the Company has originated or acquired (the “Loans”) that may from time to time be contributed or transferred by the Company to T Series SPV III LLC pursuant to the terms of a Contribution Agreement, dated as of February 23, 2023 (the “Contribution Agreement” and together with the Loan and Security Agreement, the “Agreements”), between the Company, as contributor, and T Series SPV III LLC, as the contributee. Under the Agreements, the Company and T Series SPV III LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of the Loans, reporting requirements and other customary requirements for similar revolving funding facilities.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$410	N/A
Facility unused commitment fees	254	N/A
Amortization of deferred financing costs	127	N/A
Total	$791	N/A
Weighted average interest rate (excluding unused fees and financing costs) (1)	7.77%	N/A
Weighted average outstanding balance (1)	$50,000	N/A

(1)	Calculated from the period from February 23, 2023 (closing date) through March 31, 2023.

For the three months ended March 31, 2023, the Company borrowed $50,000 and repaid $0 under the JPM Funding Facility. As of March 31, 2023, the Company had $450,000 of available capacity under the JPM Funding Facility (subject to borrowing base restrictions).

The Company’s outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$325,000	$279,500	$45,500	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	304,122	95,878	400,000	303,998	96,002
BNP Funding Facility	300,000	156,000	144,000	300,000	138,000	162,000
JPM Funding Facility	500,000	50,000	450,000	—	—	—
Total	$1,525,000	$789,622	$735,378	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2023 was 6.29%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 was $731,799.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities.
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
As of March 31, 2023 and December 31, 2022, the Company had $242,031 and $266,162 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $415,010 and $415,010 were unfunded, respectively.
(8) Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(28,501)	$(269)
Net investment income (loss)	20,935	44,449
Net realized gain (loss)	17	68
Net unrealized appreciation (depreciation)	(1,767)	(30,994)
Dividends declared	(20,779)	(41,918)
Tax reclassification of members' capital	—	163
Net distributable earnings (accumulated losses), end of period	$(30,095)	$(28,501)
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
Total	2,512,563	$50,000
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
Total Distributions			$0.65	$20,779
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
Total Distributions			$0.42	$4,942
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

The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
Total	876,757	$16,413
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
Total	20,652	$414

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase in Members' Capital from operations	$19,185	$5,418
Weighted average Common Units outstanding	31,928,491	11,790,318
Basic and diluted earnings (loss) per Common Unit	$0.60	$0.46

(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$18.72	$19.98
Net investment income (loss)	0.66	0.45
Net unrealized and realized gain (loss)(2)	(0.06)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.60	0.44
Dividends declared	(0.65)	(0.42)
Total increase (decrease) in net assets	(0.05)	0.02
Net asset value, end of period	$18.67	$20.00
Units outstanding, end of period	31,967,458	14,280,242
Total return based on net asset value(3)	3.21%	2.19%
Ratio/Supplemental Data:
Members' Capital, end of period	$596,902	$285,620
Weighted average units outstanding	31,928,491	11,790,318
Ratio of total expenses to average Members’ Capital(4)	9.60%	3.74%
Ratio of net investment income to average Members’ Capital(4)	14.88%	9.03%
Ratio of total contributed capital to total committed capital, end of period	58.50%	28.50%
Asset coverage ratio	175.59%	190.67%
Portfolio turnover rate	2.66%	0.87%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

On May 2, 2023, the Company provided written notice (the “Reduction Notice”) of its intent to reduce the amount of the commitment on the CBA Subscription Facility to $285 million from $325 million. The other terms of the Credit Facility were not changed.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19, also referred to as the “Coronavirus” pandemic;
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System (“Federal Reserve”);
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
•our ability to maintain our qualification as a business development company (“BDC”), and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Interbank Offer Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR).
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, recent events in the regional bank sector and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the Administration Agreement (“the Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
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
•base management fees and any incentive fee payable under the Investment Advisory Agreement;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of March 31, 2023
We had investments in 109 portfolio companies across 25 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Weighted average total yield of debt securities at amortized cost was 11.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023.
Portfolio as of December 31, 2022
We had investments in 101 portfolio companies across 24 industries. Based on fair value, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Weighted average total yield on debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.

Our portfolio as of March 31, 2023 and December 31, 2022 is presented below:

	As of
	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,336,885	$1,307,253	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	17,095	13,904	1.0	17,085	16,071	1.3
Other Securities	14,019	14,410	1.1	13,840	14,102	1.1
Total	$1,367,999	$1,335,567	100.0%	$1,264,933	$1,234,145	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2023	March 31, 2022
New Investments Committed
Gross Principal Balance(1)	$118,279	$279,552
Less: Syndications	—	—
Net New Investments Committed	$118,279	$279,552
Investments, at Cost
Investments, beginning of period	$1,264,933	$364,398
New investments purchased	135,710	170,633
Net accretion of discount on investments	1,056	363
Payment-in-kind	550	—
Net realized gain (loss) on investments	23	—
Investments sold or repaid	(34,273)	(3,829)
Investments, end of period	$1,367,999	$531,565
Principal amount of investments funded
First lien debt	$139,548	$174,200
Second lien debt	—	—
Other securities(2)	61	—
Total	$139,609	$174,200
Amount of investments sold/fully repaid, at principal
First lien debt	$26,265	$—
Total	$26,265	$—
Weighted average yield on debt investments, at cost(3)	11.5%	7.1%
Weighted average yield on debt investments, at fair value(3)	11.7%	7.2%
Number of portfolio companies	109	47
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,325,359	99.2	108	1,234,145	100.0	101
Risk rating 3	10,208	0.8	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,335,567	100.0%	109	$1,234,145	100.0%	101

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Total investment income	$36,842	$8,009
Less: Total expenses	15,907	2,758
Net investment income (loss) before taxes	20,935	5,251
Less: Excise tax expense	—	1
Net investment income (loss) after taxes	20,935	5,250
Net change in unrealized appreciation (depreciation)	(1,767)	168
Net realized gain (loss)	17	—
Net increase (decrease) in Members' Capital resulting from operations	$19,185	$5,418
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income	$35,507	$7,488
Payment-in-kind interest income	393	10
Dividend income	265	80
Other income	677	431
Total Investment Income	$36,842	$8,009

The increase in total investment income from $8,009 for the three months ended March 31, 2022 to $36,842 for the three months ended March 31, 2023, was primarily driven by our deployment of capital and rising LIBOR and SOFR rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $531,733 as of March 31, 2022 to $1,335,567 as of March 31, 2023. Weighted average asset yield of debt investments at cost increased from 7.1% at March 31, 2022 to 11.5% at March 31, 2023. As of such dates, all our senior secured debt investments were income-producing and no investments were on non-accrual status.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Expenses:
Interest and other financing expenses	$12,636	$1,589
Management fees	731	321
Income based incentive fees	1,944	489
Capital gains incentive fees	—	14
Professional fees	390	169
Organization and offering costs	—	42
Directors' fees	51	51
General and other expenses	155	83
Total expenses	$15,907	$2,758
Excise tax expense	$—	$1

Interest Expense

Interest expense and other financing expenses increased from $1,589 for the three months ended March 31, 2022 to $12,636 for the three months ended March 31, 2023. The increase was primarily driven by approximately $731.8 million of average borrowings at an average effective interest rate of 6.3% during the three months ended March 31, 2023 as compared to approximately $220.5 million of average borrowings at an average effective interest rate, of 1.93% during the three months ended March 31, 2022.

Management Fees

Management fees, were $731 and $321 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called.
Incentive Fees

The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees were $1,944 and $489 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. The capital gains incentive fee accrued were $0 and $14 for the three months ended March 31, 2023 and March 31, 2022, respectively as the Company was in a net unrealized loss position for the three months ended March 31, 2023. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

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

Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2023 and March 31, 2022, we incurred $0 and $1, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$23	$—
Foreign currency and other transactions	(6)	—
Net realized gain (loss)	17	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,770)	168
Translation of assets and liabilities in foreign currencies	3	—
Net unrealized appreciation (depreciation)	(1,767)	168
Net realized and unrealized gains (losses)	$(1,750)	$168

Net realized gain on our investments for the three months ended March 31, 2023 and March 31, 2022 was $23 and $—, respectively, primarily driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation). For the three months ended March 31, 2023, net change in unrealized depreciation on our investments of $1,770 was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment.

For the three months ended March 31, 2022, net change in unrealized appreciation on our investments of $168 was primarily driven by the increased of valuations of our debt and equity investments as a result of spread tightening in the primary and secondary markets.

For the three months ended March 31, 2023 and March 31, 2022, net change in unrealized appreciation on our investments of $126 and $0, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2023, we had four revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue new debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2023, we had approximately $63.8 million of cash, which taken together with our approximately $735.4 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $415.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
As of March 31, 2023, we had received aggregate capital commitments of $1,000.0 million.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.

For the three months ended March 31, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
Total	2,512,563	$50,000
Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	13.8%	$20,779
Total Distributions			$0.65		$20,779

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
Total	876,757	$16,413
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
Total	20,652	$414

Debt
Our outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$325,000	$279,500	$45,500	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	304,122	95,878	400,000	303,998	96,002
BNP Funding Facility	300,000	156,000	144,000	300,000	138,000	162,000
JPM Funding Facility	500,000	50,000	450,000	—	—	—
Total	$1,525,000	$789,622	$735,378	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6.6 million. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Debt” for additional information on our outstanding debt obligations.
RECENT DEVELOPMENTS
Subsequent to March 31, 2023 through May 11, 2023, we have closed approximately $62.5 million of new/add-on investments. Of these new commitments, approximately $62.5 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of inflation on valuations and the operations of potential portfolio companies.

On May 2, 2023, the Company provided written notice (the “Reduction Notice”) of its intent to reduce the amount of the commitment on the CBA Subscription Facility to $285 million from $325 million. The other terms of the Credit Facility were not changed.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with “Risk Factors” in Part I, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2—Management’s Discussion & Analysis of Financial Condition and Results of Operations - Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations. “and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2023):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$41,379	$(23,689)	$17,690
Up 200 basis points	$27,586	$(15,792)	$11,794
Up 100 basis points	$13,793	$(7,896)	$5,897
Down 100 basis points	$(13,793)	$7,896	$(5,897)
Down 200 basis points	$(27,586)	$15,792	$(11,794)
Down 300 basis points	$(41,379)	$23,689	$(17,690)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
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

Laws and regulations regulating the health care industry are complex and subject to change and could negatively affect the business of our portfolio companies in the health care industry, which could reduce their profitability and potentially limit their growth.

We could invest in portfolio companies in the health care providers and services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the health care industry in the United States is heavily regulated, and laws and rules governing the health care industry, and interpretations of those laws and rules, are subject to frequent change. The cost of compliance with such laws and regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Changes in laws or regulations, or interpretations thereof, could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their budgets and overall level of business. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail we, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities

There were no issuances of our Common Stock during the quarter ended March 31, 2023, as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On May 8, 2023, Thomas P. Torrisi notified the Board of Directors of his resignation as the Company’s interim Chief Compliance Officer, effective as of the close of business on May 8, 2023. Mr. Torrisi’s resignation is not a result of any disagreement with the Company.

On May 8, 2023, the Board of Directors appointed Gauranga Pal as Chief Compliance Officer of the Company effective immediately.
Item 6. Exhibits
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

T Series Middle Market Loan Fund LLC

Dated: May 11, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: May 11, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)