Form 10-Q
period 2023-06-30
T Series Middle Market Loan Fund LLC
filed 2023-08-10
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 10, 2023, there was no established public market for the registrant’s limited liability company common units.
As of August 10, 2023, the Registrant had 39,466,286 common units outstanding.

T Series Middle Market Loan Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of June 30, 2023, and the related consolidated statements of operations, changes in members’ capital for the three-month and six-month periods ended June 30, 2023, and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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

/s/ Deloitte & Touche LLP

New York, NY
August 10, 2023

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,473,450 and $1,264,933 at June 30, 2023 and December 31, 2022, respectively)	$1,444,805	$1,234,145
Cash	45,297	36,459
Deferred financing costs	10,534	5,411
Interest and dividend receivable from non-controlled/non-affiliated investments	10,043	8,732
Receivable for investments sold/repaid	1,792	522
Prepaid expenses and other assets	97	21
Total assets	1,512,568	1,285,290

Liabilities
Debt	755,651	676,498
Payable to affiliates (Note 3)	893	1,076
Financing costs payable	84	84
Dividends payable	21,837	16,507
Management fees payable	794	653
Income based incentive fees payable	2,017	1,639
Interest payable	8,373	5,523
Accrued expenses and other liabilities	1,710	1,227
Total liabilities	791,359	703,207

Commitments and Contingencies (Note 7)

Members' Capital
Common units (38,310,205 and 31,090,702 common units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	38	31
Paid-in capital in excess of par value	747,629	610,553
Net distributable earnings (accumulated losses)	(26,458)	(28,501)
Total members' capital	$721,209	$582,083
Total liabilities and members' capital	$1,512,568	$1,285,290
Net asset value per unit	$18.83	$18.72

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$40,668	$12,384	$76,175	$19,872
Payment-in-kind interest income	265	—	658	10
Dividend income	245	89	510	169
Other income	820	622	1,497	1,053
Total investment income	41,998	13,095	78,840	21,104
Expenses:
Interest expense and other financing expenses	16,518	3,404	29,154	4,993
Management fees	794	393	1,525	714
Income based incentive fees	2,017	756	3,961	1,245
Capital gains incentive fees	—	(14)	—	—
Professional fees	464	283	854	452
Organization and offering costs	—	20	—	62
Directors' fees	52	52	103	103
Administrative service fees	—	5	—	5
General and other expenses	440	36	595	119
Total expenses	20,285	4,935	36,192	7,693
Net investment income (loss) before taxes	21,713	8,160	42,648	13,411
Excise tax expense	—	1	—	2
Net investment income (loss) after taxes	21,713	8,159	42,648	13,409

Net Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	—	104	23	104
Foreign currency and other transactions	6	—	—	—
Net realized gain (loss)	6	104	23	104
Net change in unrealized appreciation (depreciation):			—	—
Non-controlled/non-affiliated investments	3,759	(12,127)	1,989	(11,959)
Translation of assets and liabilities in foreign currencies	(4)	—	(1)	—
Net unrealized appreciation (depreciation)	3,755	(12,127)	1,988	(11,959)
Net realized and unrealized gain (loss)	3,761	(12,023)	2,011	(11,855)
Net increase (decrease) in members' capital resulting from operations	$25,474	$(3,864)	$44,659	$1,554

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.60	$0.51	$1.26	$0.96
Earnings (loss) per unit	$0.71	$(0.24)	$1.32	$0.11
Weighted average units outstanding (Note 9)	35,890,475	16,080,203	33,920,428	13,947,111

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Members' Capital at beginning of period:	$596,902	$285,620	$582,083	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	21,713	8,159	42,648	13,409
Net realized gain (loss)	6	104	23	104
Net change in unrealized appreciation (depreciation)	3,755	(12,127)	1,988	(11,959)
Net increase (decrease) in members’ capital resulting from operations	25,474	(3,864)	44,659	1,554

Capital transactions:
Issuance of common units	100,000	60,000	100,000	110,000
Reinvestment of dividends	20,670	4,942	37,083	5,356
Dividends declared	(21,837)	(7,864)	(42,616)	(12,806)
Net increase in Members' Capital resulting from capital transactions	98,833	57,078	94,467	102,550
Total increase (decrease) in Members' Capital	124,307	53,214	139,126	104,104
Members' Capital at end of period	$721,209	$338,834	$721,209	$338,834

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$44,659	$1,554
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net unrealized (appreciation) depreciation on investments	(1,989)	11,959
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1	—
Net realized (gain) loss on investments	(23)	(104)
Net realized (gain) loss on foreign currency transactions	—	—
Net accretion of discount and amortization of premium on investments	(2,507)	(941)
Payment-in-kind interest and dividend capitalized	(1,248)	(270)
Amortization of deferred financing costs	1,383	618
Amortization of deferred offering costs	—	37
Purchases of investments and change in payable for investments purchased	(272,579)	(470,027)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	66,568	17,522
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,311)	(2,928)
(Increase) decrease in prepaid expenses and other assets	(76)	(1)
(Decrease) increase in payable to affiliates	(183)	215
(Decrease) increase in management fees payable	141	298
(Decrease) increase in incentive fees payable	378	756
(Decrease) increase in interest payable	2,850	1,544
(Decrease) increase in accrued expenses and other liabilities	483	158
Net cash provided by (used in) operating activities	(163,453)	(439,610)

Cash flows from financing activities:
Borrowings on debt	214,000	589,500
Repayments on debt	(135,000)	(276,500)
Proceeds from issuance of Common Units	100,000	110,000
Deferred financing costs paid	(6,506)	(2,070)
Tax withholding paid	(203)	—
Offering costs paid	—	(2)
Net cash provided by (used in) financing activities	172,291	420,928
Net increase (decrease) in cash	8,838	(18,682)
Effect of foreign exchange rate changes on cash	—	—
Cash at beginning of period	36,459	84,597
Cash at end of period	$45,297	$65,915

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$77	$2
Accrued but unpaid dividends	$21,837	$7,864
Interest expense paid	$24,913	$2,104
Dividend reinvestment paid	$37,083	$4,942
Accrued but unpaid deferred financing costs	$—	$63

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (13)	S +	5.75%	10.80%	09/14/2029	17,508	$17,191	$17,373	2.41%
Mantech International CP	(4) (6) (10)	S +	5.75%	10.80%	09/14/2029	—	(38)	(33)	—
Mantech International CP	(4) (6) (10)	S +	5.75%	10.80%	09/14/2028	—	(45)	(20)	—
							17,108	17,320	2.40
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (11)	S +	6.00%	11.24%	06/11/2027	10,454	10,278	10,225	1.42
Omni Intermediate Holdings, LLC	(4) (5) (11)	S +	5.00%	10.39%	12/30/2026	22,210	22,038	21,480	2.98
Omni Intermediate Holdings, LLC	(4) (5) (10) (13)	S +	5.00%	10.39%	12/30/2026	2,329	2,307	2,249	0.31
Omni Intermediate Holdings, LLC	(4) (5) (10)	S +	5.00%	10.39%	12/30/2025	—	(14)	(65)	(0.01)
RoadOne IntermodaLogistics	(4) (5)	S +	6.25%	11.12%	12/30/2028	338	329	327	0.05
RoadOne IntermodaLogistics	(4) (5) (10)	S +	6.25%	11.12%	12/30/2028	26	25	24	—
RoadOne IntermodaLogistics	(4) (5) (10)	S +	6.25%	11.12%	12/30/2028	4	2	2	—
							34,965	34,242	4.75
Automobile Components
Continental Battery Company	(4) (5) (12)	S +	6.75%	11.89%	01/20/2027	6,156	6,062	5,432	0.75
Randy's Holdings, Inc.	(4) (5) (11)	S +	6.50%	11.74%	11/01/2028	12,323	11,984	12,074	1.67
Randy's Holdings, Inc.	(4) (5) (10)	S +	6.50%	11.74%	11/01/2028	—	(55)	(83)	(0.01)
Randy's Holdings, Inc.	(4) (5) (10)	S +	6.50%	11.74%	11/01/2028	312	268	278	0.04
Sonny's Enterprises, LLC	(4) (5) (13)	S +	6.75%	11.96%	08/05/2028	12,701	12,393	12,393	1.72
Sonny's Enterprises, LLC	(4) (5) (10)	S +	6.75%	11.96%	08/05/2028	—	(67)	(67)	(0.01)
Sonny's Enterprises, LLC	(4) (5) (10)	S +	6.75%	11.96%	08/05/2027	—	(58)	(58)	(0.01)
							30,527	29,969	4.16
Automobiles
ARI Network Services, Inc.	(4) (6) (11)	S +	5.25%	10.45%	02/28/2025	14,159	13,998	13,930	1.93
Turbo Buyer, Inc.	(4) (5) (10)	S +	6.00%	11.59%	12/02/2025	994	930	943	0.13
Summit Buyer, LLC	(4) (5) (10)	S +	5.25%	10.45%	01/14/2026	186	173	145	0.02
							15,101	15,018	2.08
Biotechnology
GraphPad Software, LLC	(4) (5) (11)	S +	5.50%	10.84%	04/27/2027	19,121	18,977	18,782	2.60
GraphPad Software, LLC	(4) (5) (10)	S +	5.50%	10.84%	04/27/2027	—	(75)	(187)	(0.03)
							18,902	18,595	2.58
Chemicals
Tank Holding Corp.	(6) (11)	S +	5.75%	10.98%	03/31/2028	23,430	23,039	22,502	3.12
Tank Holding Corp.	(4) (6) (13)	S +	5.75%	10.98%	03/31/2028	3,634	3,527	3,527	0.49
Tank Holding Corp.	(4) (6) (10)	S +	5.75%	10.98%	03/31/2028	—	(23)	(23)	—
Tank Holding Corp.	(6) (10)	S +	5.75%	10.98%	03/31/2028	844	823	792	0.11

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
V Global Holdings, LLC	(4) (6) (11)	S +	5.75%	10.84%	12/22/2027	7,928	$7,796	$7,675	1.06%
V Global Holdings, LLC	(4) (6) (10)	S +	5.75%	10.84%	12/22/2025	270	255	235	0.03
							35,417	34,708	4.81
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (8) (11)	S +	7.25%	12.40%	12/09/2029	6,180	6,005	6,055	0.84
Atlas Us Finco, Inc.	(4) (5) (8) (10)	S +	7.25%	12.40%	12/09/2028	—	(16)	(12)	—
BPG Holdings IV Corp.	(4) (6) (12)	S +	6.00%	11.24%	07/29/2029	8,513	7,989	8,167	1.13
Encore Holdings, LLC	(4) (6) (11)	S +	4.50%	9.84%	11/23/2028	1,227	1,209	1,218	0.17
Encore Holdings, LLC	(4) (6) (10)	S +	4.50%	9.84%	11/23/2028	1,536	1,508	1,519	0.21
Encore Holdings, LLC	(4) (6) (10)	S +	4.50%	9.84%	11/23/2027	—	(5)	(2)	—
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.50%	04/07/2028	386	381	377	0.05
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.50%	04/07/2028	37	36	36	—
Energy Labs Holdings Corp.	(4) (5) (10)	S +	5.25%	10.50%	04/07/2028	10	9	9	—
FLS Holding, Inc.	(4) (5) (8) (11)	S +	5.25%	10.79%	12/15/2028	21,998	21,635	21,734	3.01
FLS Holding, Inc.	(4) (5) (8) (13)	S +	5.25%	10.79%	12/15/2028	4,782	4,702	4,725	0.66
FLS Holding, Inc.	(4) (5) (8) (10)	S +	5.25%	10.79%	12/17/2027	—	(29)	(23)	—
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (11)	S +	5.00%	10.17%	12/20/2028	19,544	19,222	18,696	2.59
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	S +	5.00%	10.17%	12/20/2028	—	(31)	(172)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (10)	S +	5.00%	10.17%	12/20/2028	—	(16)	(52)	(0.01)
Sherlock Buyer Corp.	(4) (6) (11)	S +	5.75%	11.09%	12/08/2028	24,614	24,209	24,309	3.37
Sherlock Buyer Corp.	(4) (6) (10)	S +	5.75%	11.09%	12/08/2028	—	(56)	(89)	(0.01)
Sherlock Buyer Corp.	(4) (6) (10)	S +	5.75%	11.09%	12/08/2027	—	(43)	(36)	—
Surewerx Purchaser III, Inc.	(4) (6) (8) (12)	S +	6.75%	11.99%	12/28/2029	1,113	1,081	1,103	0.15
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.99%	12/28/2029	—	(4)	(2)	—
Surewerx Purchaser III, Inc.	(4) (6) (8) (10)	S +	6.75%	11.99%	12/28/2028	38	32	36	—
Sweep Purchaser, LLC	(4) (5) (10) (11)	L +	5.75%	11.02%	11/30/2026	5,033	4,953	4,827	0.67
Tamarack Intermediate, LLC	(4) (6) (12)	S +	5.25%	10.64%	03/13/2028	14,974	14,726	14,292	1.98
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.25%	10.64%	03/13/2028	409	370	296	0.04
Valcourt Holdings II, LLC	(4) (5) (13)	S +	5.25%	10.64%	01/07/2027	3,248	3,199	3,229	0.45
VRC Companies, LLC	(4) (6) (13)	S +	5.75%	10.74%	06/29/2027	15,723	15,525	15,484	2.15
VRC Companies, LLC	(4) (6) (10)	S +	5.75%	10.74%	06/29/2027	17,578	17,347	17,288	2.40
							143,938	143,012	19.83
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6) (10)	S +	5.50%	10.71%	10/19/2028	4,434	4,324	4,179	0.58
LJ Avalon Holdings, LLC	(4) (5) (13)	S +	6.25%	11.51%	02/01/2030	2,989	2,904	2,884	0.40
LJ Avalon Holdings, LLC	(4) (5) (10)	S +	6.25%	11.51%	02/01/2030	—	(17)	(43)	(0.01)
LJ Avalon Holdings, LLC	(4) (5) (10)	S +	6.25%	11.51%	02/01/2029	—	(14)	(17)	—
Superman Holdings, LLC	(4) (5)	S +	5.75%	10.99%	08/31/2027	6,309	6,156	6,156	0.85

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(4) (5) (10)	S +	5.75%	10.99%	08/31/2027	—	$(18)	$(18)	—%
							13,335	13,141	1.82
Containers & Packaging
BP Purchaser, LLC	(4) (6) (11)	S +	5.50%	11.00%	12/11/2028	27,381	26,931	26,091	3.62

Distributors
48Forty Solutions, LLC	(4) (5) (11) (13)	S +	5.75%	11.04%	11/30/2026	25,728	25,282	25,138	3.49
48Forty Solutions, LLC	(4) (5) (10)	S +	5.75%	11.04%	11/30/2026	784	726	694	0.10
ABB Concise Optical Group, LLC	(4) (6) (11)	S +	7.50%	12.88%	02/23/2028	16,965	16,615	15,474	2.15
Avalara, Inc.	(4) (6) (13)	S +	7.25%	12.49%	10/19/2028	11,033	10,815	10,950	1.52
Avalara, Inc.	(4) (6) (10)	S +	7.25%	12.49%	10/19/2028	—	(21)	(8)	—
PT Intermediate Holdings III, LLC	(4) (6) (11) (13)	S +	5.98%	11.41%	11/01/2028	18,905	18,747	17,830	2.47
PT Intermediate Holdings III, LLC	(4) (6) (12)	S +	5.98%	11.41%	11/01/2028	2,771	2,705	2,673	0.37
PT Intermediate Holdings III, LLC	(4) (6) (10) (11)	S +	5.98%	11.41%	11/01/2028	10,320	10,213	9,683	1.34
							85,082	82,434	11.43
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (13)	S +	5.50%	10.74%	07/31/2025	3,159	3,001	2,989	0.41
Apex Service Partners, LLC	(4) (5)	S +	5.50%	10.74%	07/31/2025	3,159	3,001	2,989	0.41
FPG Intermediate Holdco, LLC	(4) (5) (11)	S +	6.50%	11.91%	03/05/2027	10,061	9,893	9,725	1.35
Groundworks, LLC	(4) (5) (13)	S +	6.50%	11.65%	03/14/2030	4,511	4,376	4,403	0.61
Groundworks, LLC	(4) (5) (10)	S +	6.50%	11.65%	03/14/2030	—	(12)	(20)	—
Groundworks, LLC	(4) (5) (10)	S +	6.50%	11.65%	03/14/2029	—	(8)	(6)	—
Heartland Home Services	(4) (6) (10)	S +	5.75%	10.96%	12/15/2026	21,510	21,334	21,155	2.93
Lightspeed Solution, LLC	(4) (6) (12)	S +	6.50%	11.56%	03/01/2028	15,458	15,210	15,002	2.08
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.50%	11.56%	03/01/2028	494	451	350	0.05
LUV Car Wash Group, LLC	(4) (5) (10) (13)	S +	7.00%	12.04%	12/09/2026	7,354	7,280	7,245	1.00
Magnolia Wash Holdings	(4) (5) (12)	S +	6.50%	11.65%	07/14/2028	7,852	7,714	6,104	0.85
Magnolia Wash Holdings	(4) (5) (13)	S +	6.50%	11.65%	07/14/2028	1,471	1,445	1,143	0.16
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	11.65%	07/14/2028	183	177	109	0.02
Mammoth Holdings, LLC	(4) (5)	S +	6.50%	11.65%	10/16/2024	6,272	6,239	6,219	0.86
Mammoth Holdings, LLC	(4) (5) (10)	S +	6.50%	11.65%	10/16/2024	—	(4)	(7)	—
Spotless Brands, LLC	(4) (5) (11)	S +	6.50%	11.72%	07/25/2028	9,463	9,296	9,223	1.28
Spotless Brands, LLC	(4) (5) (13)	S +	6.50%	11.72%	07/25/2028	1,792	1,761	1,747	0.24
Spotless Brands, LLC	(4) (5) (10)	S +	6.50%	11.72%	07/25/2028	—	(5)	(8)	—
							91,149	88,362	12.25
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (11)	S +	5.75%	10.89%	07/06/2028	11,549	11,348	11,218	1.56

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(4) (6) (10)	S +	5.75%	10.89%	07/06/2028	622	$599	$562	0.08%
Abracon Group Holdings, LLC	(4) (6) (10)	S +	5.75%	10.89%	07/06/2028	—	(14)	(24)	—
Dwyer Instruments, Inc.	(4) (6) (11)	S +	5.75%	11.09%	07/21/2027	16,804	16,522	16,365	2.27
Dwyer Instruments, Inc.	(4) (6) (10)	S +	5.75%	11.09%	07/21/2027	—	(33)	(111)	(0.02)
Dwyer Instruments, Inc.	(4) (6) (10)	S +	5.75%	11.09%	07/21/2027	551	517	495	0.07
Infinite Bidco, LLC	(4) (7)	S +	6.25%	11.27%	03/02/2028	2,524	2,453	2,469	0.34
							31,392	30,974	4.29
Financial Services
Applitools, Inc.	(4) (6) (8)	S +	6.25% PIK	11.35% PIK	05/25/2029	7,023	6,924	6,722	0.93
Applitools, Inc.	(4) (6) (8) (10)	S +	6.25%	11.35%	05/25/2028	—	(15)	(39)	(0.01)
Cerity Partners, LLC	(4) (6) (12)	S +	6.75%	11.85%	12/29/2029	923	897	915	0.13
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	11.85%	12/29/2029	290	251	278	0.04
SitusAMC Holdings Corp.	(4) (6) (11)	S +	5.50%	10.84%	12/22/2027	23,305	23,121	22,764	3.16
Smarsh, Inc.	(4) (6) (11)	S +	6.50%	11.84%	02/16/2029	4,286	4,213	4,158	0.58
Smarsh, Inc.	(4) (6) (10)	S +	6.50%	11.84%	02/16/2029	536	522	504	0.07
Smarsh, Inc.	(4) (6) (10)	S +	6.50%	11.84%	02/16/2029	—	(4)	(8)	—
							35,909	35,294	4.89
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(4) (5) (12)	S +	6.75%	11.99%	03/13/2029	14,749	14,322	14,351	1.99

Health Care Providers & Services
Advarra Holdings, Inc.	(4) (7) (12)	S +	5.75%	10.83%	08/24/2029	20,379	20,054	19,719	2.73
Advarra Holdings, Inc.	(4) (7) (10)	S +	5.75%	10.83%	08/24/2029	—	(14)	(60)	(0.01)
DCA Investment Holdings, LLC	(4) (6) (12)	S +	6.41%	11.65%	04/03/2028	9,676	9,599	9,604	1.33
DCA Investment Holdings, LLC	(4) (6) (10) (13)	S +	6.41%	11.65%	04/03/2028	2,517	2,468	2,491	0.35
DCA Investment Holdings, LLC	(4) (6) (13)	S +	6.50%	11.79%	04/03/2028	1,404	1,393	1,393	0.19
Gateway US Holdings, Inc.	(4) (6) (8) (12)	S +	6.50%	11.89%	09/22/2026	5,273	5,237	5,237	0.73
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.89%	09/22/2026	1,442	1,431	1,431	0.20
Gateway US Holdings, Inc.	(4) (6) (8) (10)	S +	6.50%	11.89%	09/22/2026	—	(2)	(1)	—
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	4.75%	9.95%	12/10/2026	5,998	5,954	5,940	0.82
Heartland Veterinary Partners, LLC	(4) (5)	S +	4.75%	9.95%	12/10/2026	13,579	13,484	13,449	1.86
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	4.75%	9.95%	12/10/2026	—	(8)	(12)	—
iCIMS, Inc.	(4) (6) (11) (13)	S +	7.25%	12.38%	08/18/2028	5,525	5,437	5,484	0.76
iCIMS, Inc.	(4) (6)	S +	7.25%	12.38%	08/18/2028	1,666	1,654	1,654	0.23
iCIMS, Inc.	(4) (6) (10)	S +	7.25%	12.38%	08/18/2028	—	(3)	(3)	—
iCIMS, Inc.	(4) (6) (10)	S +	7.25%	12.38%	08/18/2028	26	25	25	—
Intelerad Medical Systems Incorporated	(4) (5) (8) (11)	S +	6.50%	11.70%	08/21/2026	13,164	12,839	12,399	1.72
Intelerad Medical Systems Incorporated	(4) (5) (8) (10)	S +	6.50%	11.70%	05/31/2028	392	379	379	0.05

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
mPulse Mobile, Inc.	(4) (6) (11)	L +	5.25%	10.19%	12/17/2027	9,950	$9,793	$9,712	1.35%
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	10.19%	12/17/2027	—	(149)	(478)	(0.07)
mPulse Mobile, Inc.	(4) (6) (10)	L +	5.25%	10.19%	12/17/2027	2,473	2,399	2,354	0.33
Pareto Health Intermediate Holdings, Inc.	(4) (6)	S +	6.50%	11.74%	05/01/2030	23,164	22,704	22,704	3.15
Pareto Health Intermediate Holdings, Inc.	(4) (6) (10)	S +	6.50%	11.74%	05/01/2029	—	(54)	(54)	(0.01)
PPV Intermediate Holdings, LLC	(4) (6)	S +	5.75%	10.89%	08/31/2029	16,485	15,847	15,847	2.20
Southern Veterinary Partners, LLC	(4) (5) (13)	S +	5.50%	10.68%	10/05/2027	1,877	1,846	1,816	0.25
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	S +	5.75%	11.09%	01/02/2029	4,320	4,267	4,189	0.58
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	S +	5.75%	11.09%	01/02/2029	745	733	707	0.10
Stepping Stones Healthcare Services, LLC	(4) (6) (10)	S +	5.75%	11.09%	12/30/2026	125	118	106	0.01
Tivity Health, Inc.	(4) (6) (13)	S +	6.00%	11.24%	06/28/2029	2,700	2,664	2,667	0.37
Vardiman Black Holdings, LLC	(4) (7) (11)	S +	7.00%	12.26%	03/18/2027	5,658	5,613	5,318	0.74
Vardiman Black Holdings, LLC	(4) (7)	S +	7.00%	12.26%	03/18/2027	6,716	6,662	6,312	0.88
Vermont Aus Pty Ltd	(4) (6) (8) (12) (13)	S +	5.50%	10.89%	03/23/2028	12,623	12,359	12,171	1.69
							164,729	162,500	22.53
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (11)	S +	5.75%	10.94%	08/13/2029	39,141	38,454	38,053	5.28
Excelitas Technologies Corp.	(4) (6) (11)	E +	5.75%	9.05%	08/13/2029	€6,654	6,761	7,058	0.98
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.94%	08/13/2029	—	(65)	(130)	(0.02)
Excelitas Technologies Corp.	(4) (6) (10)	S +	5.75%	10.94%	08/14/2028	1,902	1,840	1,802	0.25
Raptor Merger Sub Debt, LLC	(4) (6) (12)	S +	6.75%	11.99%	04/01/2029	32,395	31,502	31,799	4.41
Raptor Merger Sub Debt, LLC	(4) (6) (10)	S +	6.75%	11.99%	04/01/2028	488	424	443	0.06
							78,916	79,025	10.96
Insurance Services
Amerilife Holdings, LLC	(4) (6) (13)	S +	5.75%	10.88%	08/31/2029	17,156	16,847	16,492	2.29
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.88%	08/31/2029	4,893	4,782	4,608	0.64
Amerilife Holdings, LLC	(4) (6) (10)	S +	5.75%	10.88%	08/31/2028	615	551	472	0.07
Foundation Risk Partners Corp.	(4) (6)	S +	6.25%	11.85%	10/29/2028	4,887	4,747	4,747	0.66
Foundation Risk Partners Corp.	(4) (6) (13)	S +	6.25%	11.85%	10/29/2028	1,502	1,483	1,400	0.19
Foundation Risk Partners Corp.	(4) (6) (10)	S +	6.25%	11.85%	10/29/2028	3,605	3,543	3,193	0.44
Foundation Risk Partners Corp.	(4) (6) (10)	S +	6.25%	11.85%	10/29/2028	977	930	912	0.13
Galway Borrower, LLC	(4) (6) (12)	S +	5.75%	10.65%	09/29/2028	13,455	13,195	13,028	1.81
Galway Borrower, LLC	(4) (6) (10)	S +	5.75%	10.65%	09/29/2028	—	(102)	(293)	(0.04)
Galway Borrower, LLC	(4) (6) (10)	S +	5.75%	10.65%	09/30/2027	—	(7)	(15)	—
Higginbotham Insurance Agency, Inc.	(4) (6) (11)	S +	5.25%	10.45%	11/25/2026	3,646	3,619	3,609	0.50
Higginbotham Insurance Agency, Inc.	(4) (6)	S +	5.25%	10.45%	11/25/2026	8,617	8,549	8,531	1.18
High Street Buyer, Inc.	(4) (6) (10)	S +	5.75%	11.09%	02/02/2029	14,086	13,736	13,901	1.93
Integrity Marketing Acquisition, LLC	(4) (6) (11) (13)	S +	6.00%	11.33%	08/27/2025	18,279	18,072	18,040	2.50

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(4) (6) (10) (12)	S +	6.00%	11.33%	08/27/2025	11,112	$10,980	$10,963	1.52%
Integrity Marketing Acquisition, LLC	(4) (6) (10)	S +	6.00%	11.33%	08/27/2025	—	(22)	(22)	—
Keystone Agency Investors	(4) (5) (11) (12)	S +	5.75%	11.14%	05/03/2027	9,079	8,969	8,952	1.24
Keystone Agency Investors	(4) (5) (12) (13)	S +	5.75%	11.14%	05/03/2027	10,712	10,583	10,561	1.46
Long Term Care Group, Inc.	(4) (6)	S +	6.00%	11.29%	09/08/2027	11,356	11,172	9,079	1.26
Oakbridge Insurance Agency, LLC	(4) (5) (13)	S +	5.75%	10.95%	12/31/2026	12,370	12,199	12,149	1.68
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.95%	12/31/2026	1,392	1,345	1,297	0.18
Oakbridge Insurance Agency, LLC	(4) (5) (10)	S +	5.75%	10.95%	12/31/2026	273	266	261	0.04
Patriot Growth Insurance Services, LLC	(4) (6) (10)	S +	5.75%	11.06%	10/16/2028	2,357	2,304	2,259	0.31
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (13)	S +	6.00%	11.22%	11/01/2028	1,471	1,452	1,428	0.20
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (11) (13)	S +	6.00%	11.22%	11/01/2028	13,561	13,428	13,162	1.82
RSC Acquisition, Inc.	(4) (6) (11) (13)	S +	5.50%	10.85%	10/30/2026	25,718	25,536	25,291	3.51
Summit Acquisition, Inc.	(4) (6) (13)	S +	6.75%	11.99%	05/01/2030	14,535	14,099	14,099	1.95
Summit Acquisition, Inc.	(4) (6) (10)	S +	6.75%	11.99%	05/01/2030	—	(47)	(47)	(0.01)
Summit Acquisition, Inc.	(4) (6) (10)	S +	6.75%	11.99%	05/01/2029	—	(47)	(47)	(0.01)
World Insurance Associates, LLC	(4) (5) (11)	S +	5.75%	10.96%	04/01/2026	6,678	6,588	6,265	0.87
World Insurance Associates, LLC	(4) (5) (13)	S +	6.75%	11.96%	04/01/2026	1,000	965	965	0.13
World Insurance Associates, LLC	(4) (5) (12)	S +	5.75%	10.96%	04/01/2026	30,584	30,160	28,694	3.98
							239,875	233,934	32.44
Interactive Media & Services
Triple Lift, Inc.	(4) (6) (13)	S +	5.50%	10.62%	05/08/2028	4,690	4,614	4,408	0.61
							4,614	4,408	0.61
IT Services
Catalis Intermediate, Inc.	(4) (6) (11)	S +	5.50%	10.89%	08/04/2027	23,759	23,304	20,912	2.90
Catalis Intermediate, Inc.	(4) (6) (10)	S +	5.50%	10.89%	08/04/2027	5,346	5,224	4,404	0.61
Catalis Intermediate, Inc.	(4) (6) (10)	S +	5.50%	10.89%	08/04/2027	2,577	2,525	2,234	0.31
Donuts, Inc.	(4) (5) (12)	S +	6.00%	11.27%	12/29/2027	11,727	11,727	11,617	1.61
Redwood Services Group, LLC	(4) (6) (11)	S +	6.00%	11.50%	06/15/2029	7,938	7,796	7,751	1.07
Redwood Services Group, LLC	(4) (6)	S +	6.00%	11.50%	06/15/2029	1,899	1,877	1,855	0.26
							52,453	48,773	6.76
Machinery
Answer Acquisition, LLC	(4) (5) (11)	S +	5.75%	11.14%	12/30/2026	23,479	23,130	22,892	3.17
Answer Acquisition, LLC	(4) (5) (10)	S +	5.75%	11.14%	12/30/2026	458	433	413	0.06
MHE Intermediate Holdings, LLC	(4) (5) (11)	S +	6.00%	11.38%	07/21/2027	17,602	17,422	17,172	2.38
MHE Intermediate Holdings, LLC	(4) (5) (13)	S +	6.00%	11.38%	07/21/2027	1,978	1,947	1,945	0.27
							42,932	42,422	5.88
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (12)	S +	4.75%	9.84%	12/22/2027	5,973	5,578	5,595	0.78

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8) (13)	S +	5.75%	10.99%	05/25/2029	8,093	$7,945	$8,027	1.11%
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	10.99%	05/25/2029	—	(10)	(9)	—
Caerus US 1, Inc.	(4) (6) (8) (10)	S +	5.75%	10.99%	05/25/2029	512	497	505	0.07
							8,432	8,523	1.18
Professional Services
Bridgepointe Technologies, LLC	(4) (5)	S +	6.50%	11.89%	12/31/2027	3,069	2,956	2,959	0.41
Bridgepointe Technologies, LLC	(4) (5) (10)	S +	6.50%	11.89%	12/31/2027	661	581	587	0.08
KWOR Acquisition, Inc.	(4) (6) (11) (13)	S +	5.25%	10.45%	12/22/2028	16,313	16,095	15,778	2.19
KWOR Acquisition, Inc.	(4) (6) (10)	S +	5.25%	10.45%	12/22/2028	781	744	667	0.09
KWOR Acquisition, Inc.	(4) (10)	P +	4.25%	12.50%	12/22/2027	1,006	985	946	0.13
Project Boost Purchaser, LLC	(4) (6) (12)	S +	5.25%	10.32%	05/02/2029	7,817	7,749	7,803	1.08
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.32%	05/02/2029	—	(6)	(2)	—
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.32%	05/02/2028	107	102	106	0.01
							29,206	28,844	4.00
Real Estate Management & Development
Associations, Inc.	(4) (5) (13)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	5,279	5,241	5,136	0.71
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50%% PIK)	11.68%	07/02/2027	3,440	3,398	3,298	0.46
MRI Software, LLC	(4) (5) (13)	S +	5.50%	10.84%	02/10/2026	5,468	5,450	5,426	0.75
MRI Software, LLC	(4) (5) (10)	S +	5.50%	10.84%	02/10/2026	—	(5)	(9)	—
MRI Software, LLC	(4) (5) (10)	S +	5.50%	10.84%	02/10/2026	—	—	—	—
Zarya Intermediate, LLC	(4) (5) (8) (11)	S +	6.50%	11.76%	07/01/2027	27,237	27,237	27,237	3.78
Zarya Intermediate, LLC	(4) (5) (8) (10)	S +	6.50%	11.76%	07/01/2027	401	401	401	0.06
							41,722	41,489	5.75
Software
Anaplan, Inc.	(4) (6) (12) (13)	S +	6.50%	11.60%	06/21/2029	22,583	22,230	22,413	3.11
Appfire Technologies, LLC	(4) (5)	S +	5.50%	10.70%	03/09/2027	300	298	293	0.04
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	10.70%	03/09/2027	—	(7)	(23)	—
Appfire Technologies, LLC	(4) (5) (10)	S +	5.50%	10.70%	03/09/2027	—	(1)	(3)	—
Bottomline Technologies, Inc.	(4) (5) (12)	S +	5.25%	10.33%	05/14/2029	15,880	15,602	15,589	2.16
Bottomline Technologies, Inc.	(4) (5) (10)	S +	5.25%	10.33%	05/15/2028	—	(22)	(24)	—
Coupa Holdings, LLC	(4) (6)	S +	7.50%	12.60%	02/27/2030	17,712	17,284	17,190	2.38
Coupa Holdings, LLC	(4) (6) (10)	S +	7.50%	12.60%	02/27/2030	—	(8)	(21)	—
Coupa Holdings, LLC	(4) (6) (10)	S +	7.50%	12.60%	02/27/2029	—	(13)	(16)	—
Cyara AcquisitionCo, LLC	(4) (5)	S +	6.75%	12.07%	06/28/2029	13,033	12,675	12,675	1.76
Cyara AcquisitionCo, LLC	(4) (5) (10)	S +	6.75%	12.07%	06/28/2029	—	(24)	(24)	—
GS AcquisitionCo, Inc.	(4) (5) (13)	S +	5.75%	11.14%	05/22/2026	6,624	6,572	6,574	0.91

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(4) (5) (10)	S +	5.75%	11.14%	05/22/2026	125	$122	$122	0.02%
Kaseya, Inc.	(4) (6) (13)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	10,309	10,171	10,069	1.40
Kaseya, Inc.	(4) (6) (10)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	38	34	24	—
Kaseya, Inc.	(4) (6) (10)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	156	148	142	0.02
LegitScript, LLC	(4) (6) (13)	S +	5.25%	10.35%	06/24/2029	20,102	19,745	19,760	2.74
LegitScript, LLC	(4) (6) (10)	S +	5.25%	10.35%	06/24/2029	531	480	437	0.06
LegitScript, LLC	(4) (6) (10)	S +	5.25%	10.35%	06/24/2028	419	370	368	0.05
Montana Buyer, Inc.	(4) (6) (12)	S +	5.75%	10.83%	07/22/2029	8,615	8,459	8,383	1.16
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	10.83%	07/22/2028	—	(16)	(26)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (13)	S +	5.00%	10.30%	06/11/2029	3,969	3,937	3,839	0.53
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	10.30%	06/11/2029	38	32	(1)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (10)	S +	5.00%	10.30%	06/11/2029	79	76	69	0.01
Oak Purchaser, Inc.	(4) (6) (13)	S +	5.50%	10.37%	04/28/2028	4,653	4,614	4,495	0.62
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	10.37%	04/28/2028	1,247	1,222	1,142	0.16
Oak Purchaser, Inc.	(4) (6) (10)	S +	5.50%	10.37%	04/28/2028	—	(5)	(21)	—
Project Leopard Holdings, Inc.	(7) (8) (11)	S +	5.25%	10.45%	07/20/2029	9,950	9,327	9,067	1.26
Revalize, Inc.	(4) (5) (11) (13)	S +	5.75%	10.95%	04/15/2027	11,678	11,601	11,257	1.56
Revalize, Inc.	(4) (5) (10)	S +	5.75%	10.95%	04/15/2027	—	(10)	(51)	(0.01)
Riskonnect Parent, LLC	(4) (6) (13)	S +	5.50%	10.89%	12/07/2028	1,094	1,076	1,073	0.15
Riskonnect Parent, LLC	(4) (6) (10)	S +	5.50%	10.89%	12/07/2028	—	(10)	(23)	—
Securonix, Inc.	(4) (6) (12)	S +	6.50%	11.42%	04/05/2028	21,010	20,702	20,199	2.80
Securonix, Inc.	(4) (6) (10)	S +	6.50%	11.42%	04/05/2028	—	(53)	(146)	(0.02)
Trunk Acquisition, Inc.	(4) (5) (11)	S +	5.50%	11.14%	02/19/2027	11,257	11,173	10,969	1.52
Trunk Acquisition, Inc.	(4) (5) (10)	S +	5.50%	11.14%	02/19/2026	—	(7)	(27)	—
							177,774	175,743	24.37
Total First Lien Debt							$1,440,309	$1,414,767	196.17%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (13)	S +	9.00%	14.39%	12/30/2027	3,300	$3,216	$3,210	0.45%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (7)	S +	7.00%	12.50%	03/02/2029	1,800	1,531	1,530	0.21
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	8.00%	13.20%	12/10/2027	2,520	2,480	2,425	0.34
Heartland Veterinary Partners, LLC	(4) (5)	S +	8.00%	13.20%	12/10/2027	980	964	943	0.13
							3,444	3,368	0.47

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Software
Matrix Parent, Inc.	(4) (6) (12)	S +	8.00%	13.28%	03/01/2030	10,667	$10,501	$7,419	1.03%
Total Second Lien Debt							$18,692	$15,527	2.15
Other Securities
Other Debt
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)		10/31/2027	1,612	$1,570	$1,563	0.22%
Total Other Debt							$1,570	$1,563	0.22

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)		10.50%	12/21/2021	1,000,000	$1,153	$1,150	0.16%
Knockout Intermediate Holdings I, Inc.	(4) (9)		11.75%	6/25/2022	2,040	2,247	2,220	0.31
Revalize, Inc.	(4) (9)	S +	10.00%	12/14/2021	2,154	2,535	2,454	0.34
RSK Holdings, Inc. (Riskonnect)	(4) (9)	S +	10.50%	7/7/2022	2,123,800	2,209	2,400	0.33
Total Preferred Equity						$8,144	$8,224	1.14
Common Equity
Amerilife Holdings, LLC	(4) (9)			9/1/2022	14,856	410	506	0.07
BP Purchaser, LLC	(4) (9)			12/10/2021	1,233,333	1,233	1,270	0.18
Encore Holdings, LLC	(4) (9)			11/23/2021	1,728	215	366	0.05
Frisbee Holdings, LP (Fetch)	(4) (9)			10/31/2022	18,287	233	233	0.03
LUV Car Wash	(4) (9)			4/6/2022	1,260	1,260	924	0.13
mPulse Mobile, Inc.	(4) (9)			12/17/2021	105,978	780	698	0.10
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (9)			12/20/2021	500,000	500	615	0.09
Surewerx Topco, LP	(4) (8) (9)			12/28/2022	104	104	112	0.02
Total Common Equity						$4,735	$4,724	0.66%
Total Other Securities						$14,449	$14,511	2.01%
Total Portfolio Investments						$1,473,450	$1,444,805	200.33%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 3-month E at 3.58%, 1-month L at 5.22%, 3-month L at 5.55%, the 6-month L at 5.76%, 1-month S at 5.14%, 3-month S at 5.27%, 6-month S at 5.39% and the P at 8.25%.

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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023 non-qualifying assets represented 7.75% of total assets as calculated in accordance with regulatory requirements.

(9)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2023, the aggregate fair value of these securities is $12,948 or 1.80% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(10) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2023:

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$3,137	$(72)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	7/6/2024	1,480	(42)
Abracon Group Holdings, LLC	0.50%	Revolver	7/6/2028	841	(24)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	8/26/2024	1,851	(60)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	8/31/2024	2,459	(95)
Amerilife Holdings, LLC	0.50%	Revolver	8/31/2028	3,073	(119)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,375	(34)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	6/13/2024	1,068	(23)
Appfire Technologies, LLC	0.50%	Revolver	3/9/2027	122	(3)
Applitools, Inc.	0.50%	Revolver	5/25/2028	900	(39)
Associations, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	1,853	(50)
Atlas Us Finco, Inc.	0.50%	Revolver	12/9/2028	572	(12)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,103	(8)
Bottomline Technologies, Inc.	0.50%	Revolver	5/15/2028	1,333	(24)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	1,395	(50)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	1,173	(10)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	0.50%	Revolver	5/25/2029	$342	$(3)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	8/4/2023	2,514	(301)
Catalis Intermediate, Inc.	0.50%	Revolver	8/4/2027	286	(34)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	1,123	(10)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	8/27/2024	699	(21)
Coupa Holdings, LLC	0.50%	Revolver	2/27/2029	536	(16)
Cyara AcquisitionCo, LLC	0.50%	Revolver	6/28/2029	887	(24)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	791	(6)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	7/1/2024	4,249	(111)
Dwyer Instruments, Inc.	0.38%	Revolver	7/21/2027	1,574	(41)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	846	(6)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	(3)
Energy Labs Holdings Corp.	0.50%	Revolver	4/7/2028	53	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	8/12/2024	4,695	(131)
Excelitas Technologies Corp.	0.50%	Revolver	8/14/2028	1,709	(48)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(23)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	4/14/2024	2,452	(167)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	4/14/2024	1,303	(38)
GS AcquisitionCo, Inc.	0.50%	Revolver	5/22/2026	250	(2)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	9/29/2023	60	(2)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	9/29/2023	10,468	(291)
Galway Borrower, LLC	0.50%	Revolver	9/30/2027	414	(15)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/15/2024	45	—
Gateway US Holdings, Inc.	0.50%	Revolver	9/22/2026	213	(1)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	4/27/2027	10,588	(187)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	9/14/2024	823	(20)
Groundworks, LLC	0.50%	Revolver	3/14/2029	263	(6)
Heartland Home Services	0.75%	Delayed Draw Term Loan	8/10/2023	5,759	(75)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(12)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	2/4/2024	13,492	(90)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	2,361	(22)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	8/27/2025	472	(22)
Intelerad Medical Systems Incorporated	0.50%	Revolver	5/31/2028	502	(7)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/17/2024	3,645	(115)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/22/2024	2,712	(89)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	823	(27)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	6/24/2024	588	(14)
Kaseya, Inc.	0.50%	Revolver	6/25/2029	469	(11)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	8/1/2024	$1,215	$(43)
LJ Avalon Holdings, LLC	0.50%	Revolver	2/1/2029	486	(17)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	3/14/2024	2,812	(30)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	4,971	(85)
LegitScript, LLC	0.50%	Revolver	6/24/2028	2,576	(44)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	3/1/2024	4,387	(129)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	8/16/2023	1,250	(9)
MRI Software, LLC	0.50%	Revolver	2/10/2026	52	—
Magnolia Wash Holdings	0.50%	Revolver	7/14/2028	150	(33)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	771	(7)
Mantech International CP	0.50%	Delayed Draw Term Loan	9/16/2024	4,247	(33)
Mantech International CP	0.50%	Revolver	9/14/2028	2,613	(20)
Montana Buyer, Inc.	0.50%	Revolver	7/22/2028	978	(26)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	6/10/2024	1,159	(38)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	6/11/2029	237	(8)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	4/28/2024	1,855	(63)
Oak Purchaser, Inc.	0.50%	Revolver	4/28/2028	620	(21)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	3/23/2024	3,888	(70)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	362	(6)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	97	(3)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,977	(65)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	9/2/2024	1,389	(49)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	5/1/2029	2,713	(54)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	7/8/2024	2,136	(47)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	12/2/2025	1,500	(31)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,968	(172)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/1/2026	1,190	(52)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/2/2024	1,163	(2)
Project Boost Purchaser, LLC	0.38%	Revolver	5/2/2028	535	(1)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	4,128	(83)
Randy's Holdings, Inc.	0.50%	Revolver	11/1/2028	1,340	(27)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	4/1/2028	1,953	(36)
Revalize, Inc.	0.50%	Revolver	4/15/2027	1,419	(51)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	7/7/2024	1,171	(23)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	6/30/2024	60	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	63	(2)
Securonix, Inc.	0.50%	Revolver	4/5/2028	3,782	(146)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/8/2023	7,190	(89)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	0.50%	Revolver	12/8/2027	$2,876	$(36)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	2/18/2024	536	(16)
Smarsh, Inc.	0.50%	Revolver	2/16/2029	268	(8)
Sonny's Enterprises, LLC	—%	Delayed Draw Term Loan	8/7/2023	2,768	(67)
Sonny's Enterprises, LLC	0.50%	Revolver	8/5/2027	2,399	(58)
Spotless Brands, LLC	0.50%	Revolver	7/25/2028	304	(8)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	500	(15)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	500	(15)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	3,230	(47)
Summit Acquisition, Inc.	0.50%	Revolver	5/1/2029	1,615	(47)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	7/15/2024	1,313	(36)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	5/1/2025	1,488	(18)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	6/28/2024	229	(2)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	179	(2)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/5/2024	455	(17)
Tamarack Intermediate, LLC	0.50%	Revolver	3/13/2028	2,066	(94)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	5/22/2024	1,561	(23)
Tank Holding Corp.	0.38%	Revolver	3/31/2028	489	(19)
Trunk Acquisition, Inc.	0.50%	Revolver	2/19/2026	1,072	(28)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	822	(26)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	1/6/2024	1,506	(23)
Zarya Intermediate, LLC	0.50%	Revolver	7/1/2027	2,406	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	8/18/2025	401	(3)
iCIMS, Inc.	0.50%	Revolver	8/18/2028	130	(1)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	20,004	(478)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	2,523	(60)
Total First Lien Debt Unfunded Commitments				$229,276	$(5,421)
Total Unfunded Commitments				$229,276	$(5,421)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(13)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
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

(10) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023:

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
June 30, 2023
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

The Company was formed as a Delaware limited liability company on September 14, 2021 and commenced investment operations on November 4, 2021. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2023, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“T Series Equity Holdings”), T Series Financing SPV LLC (“T Series SPV LLC”) and T Series Financing II SPV LLC (“T Series SPV II LLC”), T Series Financing III SPV (“T Series SPV III LLC”, collectively with CA SPV, T Series Equity Holdings, T Series SPV LLC and T Series SPV II LLC, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from the initial capital call. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. The Company pays MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator dated October 19, 2021 (the “Administration Agreement”). Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred Financing Costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
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
For the three and six months ended June 30, 2023, the Company did not accrue any U.S. federal excise tax. For the three and six months ended June 30, 2022, the Company accrued $1 and $2 of U.S. federal excise tax.
New Accounting Standards
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
(3)Related Party Transactions
Investment Advisory Agreement

On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Investment Advisory Agreement in August 2023.
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
For the three and six months ended June 30, 2023, base management fees were $794 and $1,525, respectively. For the three and six months ended June 30, 2022, base management fees were $393 and $714, respectively. As of June 30, 2023 and December 31, 2022, $794 and $653 was payable to the Investment Adviser relating to Base Management Fees.
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
For the three and six months ended June 30, 2023, $2,017 and $3,961, of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $756 and $1,245, of income based incentive fees, respectively, were accrued to the Investment Adviser
For the three and six months ended June 30, 2023, no capital gain incentive fees were accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $(14) and $0 of capital gain incentive fees were accrued to the Investment Adviser The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2023 and December 31, 2022, there were $2,017 and $1,639, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.

For the three and six months ended June 30, 2023, no expenses were incurred under the Administration Agreement. For the three and six months ended June 30, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, or MS Credit Partners Holdings, invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,440,309	$1,414,767	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	18,692	15,527	1.1	17,085	16,071	1.3
Other Securities	14,449	14,511	1.0	13,840	14,102	1.1
Total	$1,473,450	$1,444,805	100.0%	$1,264,933	$1,234,145	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.2%	1.4%
Air Freight & Logistics	2.6	2.9
Automobile Components	2.1	1.5
Automobiles	1.0	1.2
Biotechnology	1.3	1.5
Chemicals	2.4	2.4
Commercial Services & Supplies	10.0	11.9
Construction & Engineering	0.9	0.1
Containers & Packaging	1.9	2.2
Distributors	5.7	9.1
Diversified Consumer Services	6.2	6.5
Electronic Equipment, Instruments & Components	2.2	2.2
Financial Services	2.4	2.9
Health Care Equipment & Supplies	1.0	—
Health Care Providers & Services	11.5	9.3
Industrial Conglomerates	5.5	3.5
Insurance Services	16.4	15.2
Interactive Media & Services	0.3	0.3
IT Services	3.4	5.0
Machinery	2.9	3.4
Multi-Utilities	0.4	—
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.6	0.5
Professional Services	2.0	2.1
Real Estate Management & Development	2.9	2.8
Software	13.2	12.1
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition as of December 31, 2022.

(2)	Amount rounds to 0.0%.

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$18,348	$18,214	1.3%	$18,347	$17,869	1.4%
Canada	21,097	20,694	1.4	22,927	22,928	1.9
United Kingdom	8,432	8,523	0.6	8,139	8,139	0.7
United States	1,425,573	1,397,374	96.7	1,215,520	1,185,209	96.0
Total	$1,473,450	$1,444,805	100.0%	$1,264,933	$1,234,145	100.0%
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
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
The following tables present the fair value hierarchy of investments:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$32,361	$1,382,406	$1,414,767
Second Lien Debt	—	—	15,527	15,527
Other Securities	—	—	14,511	14,511
Total	$—	$32,361	$1,412,444	$1,444,805

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,534	$1,172,438	$1,203,972
Second Lien Debt	—	—	16,071	16,071
Other Securities	—	—	14,102	14,102
Total	$—	$31,534	$1,202,611	$1,234,145
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,275,223	$13,904	$14,410	$1,303,537
Purchases of investments	133,845	1,585	78	135,508
Proceeds from principal repayments and sales of investments	(32,592)	—	—	(32,592)
Accretion of discount/amortization of premium	1,400	12	2	1,414
Payment-in-kind	349	—	350	699
Net change in unrealized appreciation (depreciation)	4,181	26	(329)	3,878
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,382,406	$15,527	$14,511	$1,412,444

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$4,164	$26	$(329)	$3,861

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,172,438	$16,071	$14,102	$1,202,611
Purchases of investments	268,668	1,585	140	270,393
Proceeds from principal repayments and sales of investments	(66,047)	—	—	(66,047)
Accretion of discount/amortization of premium	2,408	22	4	2,434
Payment-in-kind	783	—	465	1,248
Net change in unrealized appreciation (depreciation)	4,134	(2,151)	(200)	1,783
Net realized gains (losses)	22	—	—	22
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,382,406	$15,527	$14,511	$1,412,444

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$3,411	$(2,151)	$(200)	$1,060

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022 :

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022 :

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

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,266,060	Yield Analysis	Discount Rate	9.03%	18.84%	11.45%
Investments in first lien debt	116,346	Transaction Price	Recent Transaction	98.30%	99.40%	98.98%
Total investments in first lien debt	1,382,406
Investments in second lien debt	13,997	Yield Analysis	Discount Rate	13.98%	22.20%	18.61%
Investments in second lien debt	1,530	Transaction Price	Recent Transaction	85.00%	85.00%	85.00%
Total investments in second lien debt	15,527
Investments in other securities:
Other debt	1,564	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	8,224	Income Approach	Discount Rate	12.20%	15.40%	14.63%
Common equity	698	Market Approach	Revenue Multiple	8.8x	8.8x	8.8x
Common equity	4,025	Market Approach	EBITDA Multiple	12.5x	18.7x	15.25x
Total investment in other securities	14,511
Total investments	$1,412,444

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,166,134	Yield Analysis	Discount Rate	9.20%	14.45%	11.13%
Investments in first lien debt	6,304	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,172,438
Investments in second lien debt	16,071	Yield Analysis	Discount Rate	14.38%	15.25%	14.67%
Investments in other securities:
Other debt	1,536	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	7,399	Income Approach	Discount Rate	12.20%	15.69%	14.92%
Common equity	819	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Common equity	4,348	Market Approach	EBITDA Multiple	11.70x	18.70x	14.23x
Total investment in other securities	14,102
Total Investments	$1,202,611
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$283,500	$283,500	$234,500	$234,500
Barclays Funding Facility	341,151	341,151	303,998	303,998
BNP Funding Facility	56,000	56,000	138,000	138,000
JPM Funding Facility	75,000	75,000	—	—
Total	$755,651	$755,651	$676,498	$676,498
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company entered into a Revolving Credit Agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 and July 19, 2022 (as amended, the “CBA Subscription Facility”). The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On May 2, 2023, the Company reduced the maximum amount outstanding to $285,000. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
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

Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$4,651	$1,579	$8,797	$2,533
Facility unused commitment fees	19	129	74	276
Amortization of deferred financing costs	200	263	404	497
Total	$4,870	$1,971	$9,275	$3,306
Weighted average interest rate (excluding unused fees and financing costs)	6.72%	2.45%	6.50%	2.20%
Weighted average outstanding balance	$273,830	$255,049	$269,191	$228,887
For the three and six months ended June 30, 2023, the Company borrowed $34,000 and $84,000 and repaid $30,000 and $35,000, respectively under the CBA Subscription Facility. For the three and six months ended June 30, 2022, the Company borrowed $238,000 and $389,500 and repaid $161,000 and $276,500, respectively under the CBA Subscription Facility. As of June 30, 2023 and December 31, 2022, the Company had $283,500 and $234,500 of outstanding borrowings under the CBA Subscription Facility. As of June 30, 2023 and December 31, 2022, the Company had $1,500 and $140,500 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
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

The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending March 7, 2025 and a final maturity date of the earlier of (1) March 7, 2033 and (ii) on or after March 7, 2027, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to T Series SPV LLC. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at T Series SPV LLC’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CDOR, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the greater of the PRIMCAN Index and CDOR plus 1.0% and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility generally ranges between 1.90% and 2.65% (depending on the type of assets such advances relate to).
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

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$6,666	$1,003	$11,061	$1,115
Facility unused commitment fees	205	335	429	451
Amortization of deferred financing costs	97	95	189	121
Total	$6,968	$1,433	$11,679	$1,687
Weighted average interest rate (excluding unused fees and financing costs)	8.06%	2.94%	6.97%	2.88%	(1)
Weighted average outstanding balance	$327,370	$135,110	$315,644	$120,000	(1)

(1)	Calculated from the period from March 7, 2022 (closing date) through June 30, 2022.
For the three and six months ended June 30, 2023, the Company borrowed $37,000 and made no repayments under the Barclays Funding Facility. For the three and six months ended June 30, 2022, the Company borrowed $135,000 and $200,000 under the Barclays Funding Facility, respectively, and made no repayments under the Barclays Funding Facility. As of June 30, 2023 and December 31, 2022, the Company had 341,151 and 303,998 of outstanding borrowings under the Barclays Funding Facility. As of June 30, 2023 and December 31, 2022, the Company had 58,849 and $96,002 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).

BNP Funding Facility

On October 12, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”) with T Series II SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to T Series II SPV in an aggregate principal amount up to $300,000 at any one time outstanding (the “BNP Funding Facility”).

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

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$1,958	N/A	$4,519	N/A
Facility unused commitment fees	252	N/A	252	N/A
Amortization of deferred financing costs	166	N/A	332	N/A
Total	$2,376	N/A	$5,103	N/A
Weighted average interest rate (excluding unused fees and financing costs)	7.66%	N/A	7.39%	N/A
Weighted average outstanding balance	$101,055	N/A	$121,613	N/A

For the three and six months ended June 30, 2023, the Company borrowed $0 and $18,000 and repaid $100,000 and $100,000 under the BNP Funding Facility. For the three and six months ended June 30, 2022, the Company made no borrowings or repayments under the BNP Funding Facility. As of June 30, 2023 and December 31, 2022, the Company had 56,000 and 138,000 of outstanding borrowings under the BNP Funding Facility. As of June 30, 2023 and December 31, 2022, the Company had $244,000 and 162,000 of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).

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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023 (1)	June 30, 2022
Borrowing interest expense	$1,118	N/A	$1,528	N/A
Facility unused commitment fees	856	N/A	1,111	N/A
Amortization of deferred financing costs	330	N/A	457	N/A
Total	$2,304	N/A	$3,096	N/A
Weighted average interest rate (excluding unused fees and financing costs)	8.01%	N/A	8.00%	N/A
Weighted average outstanding balance	$55,220	N/A	$53,711	N/A

(1)	Calculated from the period from February 23, 2023 (closing date) through June 30, 2023.

For the three and six months ended June 30, 2023, the Company borrowed $25,000 and $75,000 and made no repayments under the JPM Funding Facility. For the three and six months ended June 30, 2022, the Company made no borrowings or repayments under the JPM Funding Facility. As of June 30, 2023, the Company had $425,000 of available capacity under the JPM Funding Facility (subject to borrowing base restrictions).

The Company’s outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$285,000	$283,500	$1,500	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	341,151	58,849	400,000	303,998	96,002
BNP Funding Facility	300,000	56,000	244,000	300,000	138,000	162,000
JPM Funding Facility	500,000	75,000	425,000	—	—	—
Total	$1,485,000	$755,651	$729,349	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6,600.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2023 was 7.52% and 6.92%. The combined weighted average debt of the aggregate borrowings outstanding for the three and six months ended June 30, 2023 was $757,475 and $744,432.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2022 was 2.62% and 2.08%. The combined weighted average debt of the aggregate borrowings outstanding for the three and six months ended June 30, 2022 was $390,159 and $348,887.
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities.
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
As of June 30, 2023 and December 31, 2022, the Company had $229,276 and $266,162 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $315,000 and $415,010 were unfunded, respectively.
(8) Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(28,501)	$(269)
Net investment income (loss)	42,648	44,449
Net realized gain (loss)	23	68
Net unrealized appreciation (depreciation)	1,988	(30,994)
Dividends declared	(42,616)	(41,918)
Tax reclassification of members' capital	—	163
Net distributable earnings (accumulated losses), end of period	$(26,458)	$(28,501)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
Total	5,235,602	$100,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	$60,000
Total	5,465,319	$110,000
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	$0.57	$21,837
Total Distributions			$1.22	$42,616
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
Total Distributions			$0.87	$12,806
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

The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	$20,670
Total	1,983,901	$37,083
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	$4,942
Total	265,481	$5,356

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase in Members' Capital from operations	$25,474	$(3,864)	$44,659	$1,554
Weighted average Common Units outstanding	35,890,475	16,080,203	33,920,428	13,947,111
Basic and diluted earnings (loss) per Common Unit	$0.71	$(0.24)	$1.32	$0.11
(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$18.72	$19.98
Net investment income (loss)	1.26	0.96
Net unrealized and realized gain (loss)(2)	0.06	(0.69)
Net increase (decrease) in net assets resulting from operations	1.32	0.27
Dividends declared	(1.22)	(0.87)
Issuance of common units	0.01	0.01
Total increase (decrease) in net assets	0.11	(0.59)
Net asset value, end of period	$18.83	$19.39
Units outstanding, end of period	38,310,205	17,477,827
Total return based on net asset value(3)	7.24%	1.36%
Ratio/Supplemental Data:
Members' Capital, end of period	$721,209	$338,834
Weighted average units outstanding	33,920,428	13,947,111
Ratio of total expenses to average Members’ Capital(4)	10.56%	4.86%
Ratio of net investment income to average Members’ Capital(4)	13.79%	9.71%
Ratio of total contributed capital to total committed capital, end of period	68.50%	34.50%
Asset coverage ratio	195.44%	164.29%
Portfolio turnover rate	5.10%	3.12%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2023.

50

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
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the Administration Agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•costs associated with any private offerings of our common units (the “Common Units”), and any other securities offerings;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of June 30, 2023
We had investments in 112 portfolio companies across 25 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Weighted average total yield of debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023.
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

Our portfolio as of June 30, 2023 and December 31, 2022 is presented below:

	As of
	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,440,309	$1,414,767	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	18,692	15,527	1.1	17,085	16,071	1.3
Other Securities	14,449	14,511	1.0	13,840	14,102	1.1
Total	$1,473,450	$1,444,805	100.0%	$1,264,933	$1,234,145	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2023	June 30, 2022
New Investments Committed
Gross Principal Balance(1)	$137,019	$337,610
Less: Syndications	(3,796)	—
Net New Investments Committed	$133,223	$337,610
Investments, at Cost
Investments, beginning of period	$1,367,999	$531,565
New investments purchased	136,865	325,154
Net accretion of discount on investments	1,451	578
Payment-in-kind	699	270
Net realized gain (loss) on investments	—	104
Investments sold or repaid	(33,564)	(13,802)
Investments, end of period	$1,473,450	$843,869
Principal amount of investments funded
First lien debt	$138,158	$314,739
Second lien debt	1,856	14,219
Other securities(2)	78	—
Total	$140,092	$328,958
Amount of investments sold/fully repaid, at principal
First lien debt	$(14,835)	$(8,473)
Total	$(14,835)	$(8,473)
Weighted average yield on debt investments, at cost(3)	11.8%	8.1%
Weighted average yield on debt investments, at fair value(3)	12.0%	8.2%
Number of portfolio companies	112	75
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,420,951	98.3	109	1,234,145	100.0	101
Risk rating 3	23,854	1.7	3	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,444,805	100.0%	112	$1,234,145	100.0%	101

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$41,998	$13,095	$78,840	$21,104
Less: Total expenses	20,285	4,935	36,192	7,693
Net investment income (loss) before taxes	21,713	8,160	42,648	13,411
Less: Excise tax expense	—	1	—	2
Net investment income (loss) after taxes	21,713	8,159	42,648	13,409
Net change in unrealized appreciation (depreciation)	3,755	(12,127)	1,988	(11,959)
Net realized gain (loss)	6	104	23	104
Net increase (decrease) in Members' Capital resulting from operations	$25,474	$(3,864)	$44,659	$1,554
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income	$40,668	$12,384	$76,175	$19,872
Payment-in-kind interest income	265	—	658	10
Dividend income	245	89	510	169
Other income	820	622	1,497	1,053
Total Investment Income	$41,998	$13,095	$78,840	$21,104

Total investment income increased from $13,095 for the three months ended June 30, 2022 to $41,998 for the three months ended June 30, 2023. Total investment income increased from $21,104 for the six months ended June 30, 2022 to $78,840 for the six months ended June 30, 2023. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $831,909 as of June 30, 2022 to $1,444,805 as of June 30, 2023. Weighted average asset yield of debt investments at cost increased from 8.1% at June 30, 2022 to 11.8% at June 30, 2023. As of such dates, all our senior secured debt investments were income-producing and no investments were on non-accrual status.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
Interest and other financing expenses	$16,518	$3,404	$29,154	$4,993
Management fees	794	393	1,525	714
Income based incentive fees	2,017	756	3,961	1,245
Capital gains incentive fees	—	(14)	—	—
Professional fees	464	283	854	452
Organization and offering costs	—	20	—	62
Directors' fees	52	52	103	103
Administrative service fees	—	5	—	5
General and other expenses	440	36	595	119
Total expenses	$20,285	$4,935	$36,192	$7,693
Excise tax expense	$—	$1	$—	$2

Interest Expense

Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $16,518 and $3,404 for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. For the three months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $757,475 and $390,159, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 were 7.52% and 2.62%, respectively.

Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $29,154 and $4,993 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. For the six months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $744,432 and $348,887, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 were 6.92% and 2.08%, respectively.

Management Fees

Management fees, were $794 and $393 for the three months ended June 30, 2023 and June 30, 2022, and $1,525 and $714 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called.
Incentive Fees

The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees were $2,017 and $756 for the three months ended June 30, 2023 and June 30, 2022, and $3,961 and $1,245 for the six months ended June 30, 2023 and June 30, 2022 respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. The capital gains incentive fee were $0 and $(14) for the three months ended June 30, 2023 and June 30, 2022, respectively as the Company was in a net unrealized loss position. The capital gains incentive fee was $0 for the six months ended June 30, 2023 and June 30, 2022 as the Company was in a net unrealized loss position for the six months ended June 30, 2023 and June 30, 2022. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

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

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and six months ended June 30, 2023, we incurred no U.S. federal excise tax. For the three and six months ended June 30, 2022, we incurred $1 and $2, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$104	$23	$104
Foreign currency and other transactions	6	—	—	—
Net realized gain (loss)	6	104	23	104
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,759	(12,127)	1,989	(11,959)
Translation of assets and liabilities in foreign currencies	(4)	—	(1)	—
Net unrealized appreciation (depreciation)	3,755	(12,127)	1,988	(11,959)
Net realized and unrealized gains (losses)	$3,761	$(12,023)	$2,011	$(11,855)

Net realized gain on our investments for the three and six months ended June 30, 2023, was $0 and $23, respectively, primarily driven by the sale of debt investments in our portfolio. Net realized gain on our investments for the three and six months ended June 30, 2022, was $104 and $104, respectively, primarily driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $3,759 and $1,989 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and six months ended June 30, 2022, net change in unrealized depreciation on our investments of $12,127 and $11,959 was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets.

For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $28 and $154, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. For the three and six months ended June 30, 2022, net change in unrealized appreciation on our investments of $0 and $0, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of June 30, 2023, we had four revolving credit facilities outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2023, we had approximately $45.3 million of cash, which taken together with our approximately $729.3 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $315.0 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $229 million.
Unregistered Sales of Equity Securities
As of June 30, 2023, we had received aggregate capital commitments of $1,000 million.
For the six months ended June 30, 2023,we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
Total	5,235,602	$100,000

For the six months ended June 30, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
Total	5,465,319	$110,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	13.8%	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	13.1%	21,837
Total Distributions			$1.22		$42,616

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	$20,670
Total	1,983,901	$37,083
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	$4,942
Total	265,481	$5,356

Debt
Our outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$285,000	$283,500	$1,500	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	341,151	58,849	400,000	303,998	96,002
BNP Funding Facility	300,000	56,000	244,000	300,000	138,000	162,000
JPM Funding Facility	500,000	75,000	425,000	—	—	—
Total	$1,485,000	$755,651	$729,349	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Debt” for additional information on our outstanding debt obligations.
RECENT DEVELOPMENTS
Subsequent to June 30, 2023 through August 10, 2023, we have closed approximately $67.5 million of new/add-on investments. Of these new commitments, approximately $64.9 million were first lien senior secured loans, approximately $2.5 million were second lien senior secured loans and approximately $0.1 million were other securities. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of inflation on valuations and the operations of potential portfolio companies.
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
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):

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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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

As of June 30, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$44,581	$(22,670)	$21,911
Up 200 basis points	$29,721	$(15,113)	$14,608
Up 100 basis points	$14,860	$(7,557)	$7,303
Down 100 basis points	$(14,860)	$7,557	$(7,303)
Down 200 basis points	$(29,721)	$15,113	$(14,608)
Down 300 basis points	$(44,581)	$22,670	$(21,911)

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

The discontinuation of LIBOR and replacement or reform of other interest rate benchmarks may adversely affect our business and results of operations.
Many financial instruments have historically used a floating rate based on LIBOR, which was the offered rate for short-term Eurodollar deposits between major international banks. LIBOR was and other benchmark interest rates may, in the future, be the subject of national and international regulatory scrutiny.
Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:

•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities linked to the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or references products using the applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions or in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition risk management processes to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of an applicable alternative reference rate; and
•Cause us to incur additional costs in relation to any of the above factors.

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

Our investments in the healthcare providers and services industry face considerable uncertainties.

The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal healthcare reform initiatives, could fundamentally change the dynamics of the healthcare industry and could make it difficult for our portfolio companies to repay their loans to us and, as a result, could have a material adverse impact on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on May 16, 2023 for issuance of our Common Units during the six months ended June 30, 2023. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	First Amendment to First Amended and Restated Limited Liability Company Agreement of T Series Middle Market Loan Fund LLC, dated as of May 16, 2023(1)
10.2
Amendment No. 1 to the Credit and Security Agreement, dated as of March 7, 2022, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer(2)

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
* Filed herewith
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2023 (File No. 814-01453).
(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 6, 2023 (File No. 814-01453).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: August 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: August 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)