Form 10-Q
period 2023-09-30
T Series Middle Market Loan Fund LLC
filed 2023-11-07
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01453
T Series Middle Market Loan Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	87-3271290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway
New York, NY	10036
(Address of principal executive offices)	(Zip Code)
1 (212)-761-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 6, 2023, there was no established public market for the registrant’s limited liability company common units.
As of November 6, 2023, the Registrant had 43,350,240 common units outstanding.

T Series Middle Market Loan Fund LLC

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Financial Condition as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited) and December 31, 2022 (Audited)	9
	Notes to the Consolidated Financial Statements (unaudited)	36
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65
Part II. Other Information
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of September 30, 2023, and the related consolidated statements of operations, changes in members’ capital for the three-month and nine-month periods ended September 30, 2023, and 2022, and cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, NY
November 6, 2023

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,561,792 and $1,264,933 at September 30, 2023 and December 31, 2022, respectively)	$1,544,375	$1,234,145
Cash	49,421	36,459
Deferred financing costs	10,041	5,411
Interest and dividend receivable from non-controlled/non-affiliated investments	10,122	8,732
Receivable for investments sold/repaid	122	522
Prepaid expenses and other assets	3,339	21
Total assets	1,617,420	1,285,290

Liabilities
Debt	771,940	676,498
Payable to affiliates	891	1,076
Financing costs payable	84	84
Dividends payable	24,469	16,507
Management fees payable	888	653
Income based incentive fees payable	2,370	1,639
Interest payable	9,199	5,523
Accrued expenses and other liabilities	2,099	1,227
Total liabilities	811,940	703,207

Commitments and Contingencies

Members' Capital
Common units (42,079,982 and 31,090,702 common units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	42	31
Paid-in capital in excess of par value	819,394	610,553
Net distributable earnings (accumulated losses)	(13,956)	(28,501)
Total members' capital	$805,480	$582,083
Total liabilities and members' capital	$1,617,420	$1,285,290
Net asset value per unit	$19.14	$18.72

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$44,449	$21,254	$120,624	$41,126
Payment-in-kind interest income	863	19	1,521	29
Dividend income	334	225	844	394
Other income	1,232	658	2,729	1,711
Total investment income	46,878	22,156	125,718	43,260
Expenses:
Interest expense and other financing expenses	17,228	6,353	46,382	11,346
Management fees	888	503	2,413	1,216
Income based incentive fees	2,370	1,244	6,331	2,490
Capital gains incentive fees	—	—	—	—
Professional fees	433	322	1,287	774
Organization and offering costs	—	40	—	102
Directors' fees	51	51	154	154
Administrative service fees	—	—	—	5
General and other expenses	393	252	988	371
Total expenses	21,363	8,765	57,555	16,458
Net investment income (loss) before taxes	25,515	13,391	68,163	26,802
Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	25,515	13,391	68,163	26,800

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	22	—	45	104
Foreign currency and other transactions	3	(7)	3	(7)
Net realized gain (loss)	25	(7)	48	97
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	11,439	(12,038)	13,428	(23,997)
Translation of assets and liabilities in foreign currencies	(8)	5	(9)	5
Net unrealized appreciation (depreciation)	11,431	(12,033)	13,419	(23,992)
Net realized and unrealized gain (loss)	11,456	(12,040)	13,467	(23,895)
Net increase (decrease) in members' capital resulting from operations	$36,971	$1,351	$81,630	$2,905

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.65	$0.59	$1.90	$1.58
Earnings (loss) per unit	$0.94	$0.06	$2.28	$0.17
Weighted average units outstanding	39,460,275	22,842,001	35,787,336	16,944,657

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Members' Capital at beginning of period:	$721,209	$338,834	$582,083	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	25,515	13,391	68,163	26,800
Net realized gain (loss)	25	(7)	48	97
Net change in unrealized appreciation (depreciation)	11,431	(12,033)	13,419	(23,992)
Net increase (decrease) in members’ capital resulting from operations	36,971	1,351	81,630	2,905

Capital transactions:
Issuance of common units	50,000	115,000	150,000	225,000
Reinvestment of dividends	21,769	7,845	58,852	13,201
Dividends declared	(24,469)	(12,605)	(67,085)	(25,411)
Net increase in Members' Capital resulting from capital transactions	47,300	110,240	141,767	212,790
Total increase (decrease) in Members' Capital	84,271	111,591	223,397	215,695
Members' Capital at end of period	$805,480	$450,425	$805,480	$450,425

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$81,630	$2,905
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net unrealized (appreciation) depreciation on investments	(13,428)	23,997
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9	(5)
Net realized (gain) loss on investments	(45)	(104)
Net realized (gain) loss on foreign currency transactions	(3)	7
Net accretion of discount and amortization of premium on investments	(3,900)	(1,942)
Payment-in-kind interest and dividend capitalized	(2,138)	(121)
Amortization of deferred financing costs	2,211	938
Amortization of deferred offering costs	—	77
Purchases of investments and change in payable for investments purchased	(381,554)	(786,245)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	91,175	32,931
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,390)	(6,370)
(Increase) decrease in prepaid expenses and other assets	(3,318)	96
(Decrease) increase in payable to affiliates	(185)	177
(Decrease) increase in management fees payable	235	408
(Decrease) increase in incentive fees payable	731	1,244
(Decrease) increase in interest payable	3,676	2,949
(Decrease) increase in accrued expenses and other liabilities	872	460
Net cash provided by (used in) operating activities	(225,422)	(728,598)

Cash flows from financing activities:
Borrowings on debt	305,500	935,788
Repayments on debt	(210,000)	(487,500)
Proceeds from issuance of Common Units	150,000	225,000
Deferred financing costs paid	(6,841)	(2,189)
Tax withholding paid	(271)	(21)
Offering costs paid	—	(26)
Net cash provided by (used in) financing activities	238,388	671,052
Net increase (decrease) in cash	12,966	(57,546)
Effect of foreign exchange rate changes on cash	(4)	(5)
Cash at beginning of period	36,459	84,597
Cash at end of period	$49,421	$27,046

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$77	$2
Accrued but unpaid dividends	$24,469	$12,605
Interest expense paid	$40,480	$7,459
Dividend reinvestment paid	$58,852	$13,201
Accrued but unpaid deferred financing costs	$—	$63

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (8)	S +	5.75%	11.12%	9/14/2029	17,464	$17,160	$17,464	2.17%
Mantech International CP	(4) (6)	S +	5.75%	11.12%	9/14/2029	1,508	1,457	1,508	0.19
Mantech International CP	(4) (6) (14)	S +	5.75%	11.12%	9/14/2028	—	(43)	—	—
							18,574	18,972	2.36
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (9)	S +	5.75%	11.29%	6/11/2027	10,428	10,262	10,318	1.28
Omni Intermediate Holdings, LLC	(4) (6) (8) (9)	S +	5.00%	10.42%	12/30/2026	22,154	21,993	22,154	2.75
Omni Intermediate Holdings, LLC	(4) (5) (8) (14)	S +	5.00%	10.42%	12/30/2026	2,329	2,308	2,329	0.29
Omni Intermediate Holdings, LLC	(4) (14)	P +	4.00%	9.42%	12/30/2025	494	482	494	0.06
RoadOne IntermodaLogistics	(4) (5) (8)	S +	6.25%	11.72%	12/29/2028	337	328	331	0.04
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.72%	12/29/2028	26	25	25	—
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.72%	12/29/2028	4	2	3	—
							35,400	35,654	4.43
Automobile Components
Continental Battery Company	(4) (5) (10)	S +	6.75%	12.04%	1/20/2027	6,141	6,053	5,467	0.68
Randy's Holdings, Inc.	(4) (5) (9)	S +	6.50%	11.88%	11/1/2028	12,277	11,950	12,192	1.51
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.88%	11/1/2028	—	(52)	(29)	—
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.88%	11/1/2028	477	435	465	0.06
Sonny's Enterprises, LLC	(4) (5) (8)	S +	6.75%	12.27%	8/5/2028	11,437	11,172	11,427	1.42
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.27%	8/5/2028	—	(58)	(2)	—
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.27%	8/5/2027	—	(54)	(2)	—
							29,446	29,518	3.66
Automobiles
ARI Network Services, Inc.	(4) (6) (9)	S +	5.25%	10.67%	2/28/2025	14,123	13,985	13,986	1.74
Turbo Buyer, Inc.	(4) (5) (14)	S +	6.00%	11.40%	12/2/2025	989	931	959	0.12
Summit Buyer, LLC	(4) (5) (14)	S +	5.75%	11.24%	1/14/2026	1,035	938	939	0.12
Summit Buyer, LLC	(4) (14)	P +	4.75%	13.25%	1/14/2026	115	100	100	0.01
							15,954	15,984	1.98
Biotechnology
GraphPad Software, LLC	(4) (5) (9)	S +	5.50%	11.22%	4/27/2027	19,072	18,936	18,938	2.35
GraphPad Software, LLC	(4) (5) (14)	S +	5.50%	11.22%	4/27/2027	—	(70)	(74)	(0.01)
							18,866	18,864	2.34
Chemicals
Tank Holding Corp.	(6) (8) (9)	S +	5.75%	11.19%	3/31/2028	26,995	26,520	26,094	3.24
Tank Holding Corp.	(4) (6) (14)	S +	5.75%	11.19%	3/31/2028	—	(22)	(55)	(0.01)
Tank Holding Corp.	(6) (14)	S +	5.75%	11.19%	3/31/2028	1,044	1,025	1,000	0.12

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
V Global Holdings, LLC	(4) (6) (9)	S +	5.75%	11.43%	12/22/2027	7,908	$7,782	$7,754	0.96%
V Global Holdings, LLC	(4) (6) (14)	S +	5.75%	11.43%	12/22/2025	362	349	341	0.04
							35,654	35,134	4.36
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	7.25%	12.58%	12/9/2029	6,180	6,009	6,116	0.76
Atlas Us Finco, Inc.	(4) (5) (11) (14)	S +	7.25%	12.58%	12/9/2028	—	(15)	(6)	—
BPG Holdings IV Corp.	(4) (6) (10)	S +	6.00%	11.39%	7/29/2029	8,492	7,984	8,258	1.03
Encore Holdings, LLC	(4) (6) (9)	S +	4.50%	9.99%	11/23/2028	1,224	1,207	1,224	0.15
Encore Holdings, LLC	(4) (6) (14)	S +	4.50%	9.99%	11/23/2028	1,532	1,498	1,532	0.19
Encore Holdings, LLC	(4) (6) (14)	S +	4.50%	9.99%	11/23/2027	—	(4)	—	—
Energy Labs Holdings Corp.	(4) (5) (8)	S +	5.25%	10.68%	4/7/2028	385	380	379	0.05
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.68%	4/7/2028	37	36	36	—
Energy Labs Holdings Corp.	(4) (5) (14)	S +	5.25%	10.68%	4/7/2028	30	29	29	—
FLS Holding, Inc.	(4) (5) (9) (11)	S +	5.25%	10.79%	12/15/2028	20,345	20,020	20,101	2.50
FLS Holding, Inc.	(4) (5) (8) (11)	S +	5.25%	10.79%	12/15/2028	4,770	4,693	4,713	0.59
FLS Holding, Inc.	(4) (5) (11) (14)	S +	5.25%	10.79%	12/17/2027	—	(27)	(23)	—
Helios Service Partners, LLC	(4) (5)	S +	6.25%	11.88%	3/19/2027	2,681	2,616	2,616	0.32
Helios Service Partners, LLC	(4) (5) (14)	S +	6.25%	11.88%	3/19/2027	—	(61)	(61)	(0.01)
Helios Service Partners, LLC	(4) (5) (14)	S +	6.25%	11.88%	3/19/2027	182	169	169	0.02
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	S +	5.00%	10.57%	12/20/2028	19,494	19,184	18,847	2.34
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (14)	S +	5.00%	10.57%	12/20/2028	—	(29)	(132)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (14)	S +	5.00%	10.57%	12/20/2028	—	(15)	(40)	—
Sherlock Buyer Corp.	(4) (5) (9)	S +	5.75%	11.24%	12/8/2028	24,551	24,162	24,468	3.04
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.24%	12/8/2028	—	(53)	(24)	—
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.24%	12/8/2027	—	(40)	(10)	—
Surewerx Purchaser III, Inc.	(4) (6) (10) (11)	S +	6.75%	12.14%	12/28/2029	1,110	1,079	1,110	0.14
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.14%	12/28/2029	—	(4)	—	—
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.14%	12/28/2028	125	119	125	0.02
Sweep Purchaser, LLC	(4) (5) (9) (14)	S +	5.75%	11.22%	11/30/2026	5,021	4,946	4,586	0.57
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.25%	10.64%	3/13/2028	14,936	14,699	14,270	1.77
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.75%	11.17%	3/13/2028	409	372	298	0.04
Valcourt Holdings II, LLC	(4) (5) (8)	S +	5.25%	10.79%	1/7/2027	3,240	3,194	3,221	0.40
VRC Companies, LLC	(4) (5) (10)	S +	5.75%	11.13%	6/29/2027	15,684	15,496	15,615	1.94
VRC Companies, LLC	(4) (5) (14)	S +	5.75%	11.13%	6/29/2027	17,961	17,744	17,877	2.22
							145,388	145,294	18.04
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6) (14)	S +	5.25%	10.72%	10/19/2028	5,726	5,607	5,584	0.69
LJ Avalon Holdings, LLC	(4) (5) (8)	S +	6.25%	11.77%	2/1/2030	2,982	2,900	2,917	0.36

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.25%	11.77%	2/1/2030	172	$153	$146	0.02%
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.25%	11.77%	2/1/2029	—	(13)	(11)	—
Superman Holdings, LLC	(4) (5) (8)	S +	5.75%	11.52%	8/31/2027	6,293	6,149	6,217	0.77
Superman Holdings, LLC	(4) (5) (14)	S +	5.75%	11.52%	8/31/2027	—	(17)	(18)	—
							14,779	14,835	1.84
Containers & Packaging
BP Purchaser, LLC	(4) (6) (9)	S +	5.50%	11.17%	12/11/2028	27,312	26,878	26,424	3.28

Distributors
48Forty Solutions, LLC	(4) (5) (8) (9)	S +	6.00%	11.43%	11/30/2026	25,663	25,249	25,191	3.13
48Forty Solutions, LLC	(4) (5) (14)	S +	6.00%	11.43%	11/30/2026	1,568	1,515	1,496	0.19
ABB Concise Optical Group, LLC	(4) (6) (9)	S +	7.50%	13.05%	2/23/2028	17,008	16,671	15,358	1.91
Avalara, Inc.	(4) (6) (8)	S +	7.25%	12.64%	10/19/2028	11,033	10,825	11,033	1.37
Avalara, Inc.	(4) (6) (14)	S +	7.25%	12.64%	10/19/2028	—	(20)	—	—
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (10)	S +	5.98%	11.52%	11/1/2028	21,620	21,405	20,671	2.57
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (14)	S +	5.98%	11.52%	11/1/2028	10,408	10,306	9,894	1.23
							85,951	83,643	10.38
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (10)	S +	5.50%	10.90%	7/31/2025	3,159	3,018	3,024	0.38
Apex Service Partners, LLC	(4) (5) (8)	S +	5.50%	10.90%	7/31/2025	3,159	3,019	3,024	0.38
FPG Intermediate Holdco, LLC	(4) (5) (9)	S +	6.50%	12.07%	3/5/2027	9,993	9,836	9,770	1.21
Groundworks, LLC	(4) (5) (8)	S +	6.50%	11.81%	3/14/2030	4,499	4,374	4,453	0.55
Groundworks, LLC	(4) (5) (14)	S +	6.50%	11.81%	3/14/2030	240	225	232	0.03
Groundworks, LLC	(4) (5) (14)	S +	6.50%	11.81%	3/14/2029	—	(7)	(3)	—
Heartland Home Services	(4) (6)	S +	5.75%	11.07%	12/15/2026	21,455	21,296	21,359	2.65
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.50% (incl. 2.17% PIK)	11.82%	3/1/2028	15,606	15,368	15,283	1.90
Lightspeed Solution, LLC	(4) (6) (14)	S +	6.50% (incl. 2.17% PIK)	11.82%	3/1/2028	497	457	396	0.05
LUV Car Wash Group, LLC	(4) (5) (8) (14)	S +	7.00%	12.40%	12/9/2026	7,335	7,267	7,291	0.91
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	12.01%	7/14/2028	6,835	6,720	6,149	0.76
Magnolia Wash Holdings	(4) (5) (8)	S +	6.50%	12.01%	7/14/2028	1,467	1,443	1,320	0.16
Magnolia Wash Holdings	(4) (5) (14)	S +	6.50%	12.01%	7/14/2028	183	178	150	0.02
Mammoth Holdings, LLC	(4) (5) (8)	S +	6.50%	12.01%	10/16/2024	6,257	6,229	6,232	0.77
Mammoth Holdings, LLC	(4) (5) (14)	S +	6.50%	12.01%	10/16/2024	—	(3)	(3)	—
Spotless Brands, LLC	(4) (5) (9)	S +	6.50%	12.00%	7/25/2028	9,463	9,302	9,346	1.16
Spotless Brands, LLC	(4) (5) (8)	S +	6.50%	12.00%	7/25/2028	1,792	1,762	1,770	0.22
Spotless Brands, LLC	(4) (5) (14)	S +	6.50%	12.00%	7/25/2028	—	(5)	(4)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
							$90,479	$89,789	11.15%
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (9)	S +	5.75%	11.21%	7/6/2028	12,693	12,485	10,992	1.36
Abracon Group Holdings, LLC	(4) (6) (14)	S +	5.75%	11.21%	7/6/2028	—	(13)	(124)	(0.02)
Abracon Group Holdings, LLC	(4) (6)	S +	5.75%	11.21%	7/6/2028	841	828	728	0.09
Dwyer Instruments, Inc.	(4) (6) (9)	S +	5.75%	11.33%	7/21/2027	16,761	16,494	16,387	2.03
Dwyer Instruments, Inc.	(4) (6) (14)	S +	5.75%	11.33%	7/21/2027	—	(30)	(95)	(0.01)
Dwyer Instruments, Inc.	(4) (6) (14)	S +	5.75%	11.33%	7/21/2027	544	512	497	0.06
Infinite Bidco, LLC	(4) (7) (8)	S +	6.25%	11.27%	3/2/2028	2,517	2,450	2,494	0.31
							32,726	30,879	3.83
Financial Services
Applitools, Inc.	(4) (6) (10) (11)	S +	6.25% PIK	11.35%	5/25/2029	7,229	7,134	7,015	0.87
Applitools, Inc.	(4) (6) (11) (14)	S +	6.25%	11.35%	5/25/2028	—	(14)	(27)	—
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	12.13%	7/30/2029	969	942	969	0.12
Cerity Partners, LLC	(4) (6) (14)	S +	6.75%	12.13%	7/30/2029	341	304	341	0.04
GC Waves Holdings, Inc.	(4) (6)	S +	6.00%	11.42%	8/11/2028	2,660	2,608	2,608	0.32
GC Waves Holdings, Inc.	(4) (6) (14)	S +	6.00%	11.42%	8/11/2028	16	(172)	(172)	(0.02)
GC Waves Holdings, Inc.	(4) (6) (14)	S +	6.00%	11.42%	8/11/2028	—	(7)	(7)	—
SitusAMC Holdings Corp.	(4) (6) (9)	S +	5.50%	10.99%	12/22/2027	21,876	21,702	21,637	2.69
Smarsh, Inc.	(4) (6) (9)	S +	6.50%	11.84%	2/16/2029	4,286	4,215	4,200	0.52
Smarsh, Inc.	(4) (6) (14)	S +	6.50%	11.84%	2/16/2029	536	522	514	0.06
Smarsh, Inc.	(4) (6) (14)	S +	6.50%	11.84%	2/16/2029	—	(4)	(5)	—
Trintech, Inc.	(4) (5) (8) (10)	S +	6.50%	11.82%	7/25/2029	23,273	22,819	22,819	2.83
Trintech, Inc.	(4) (5) (14)	S +	6.50%	11.82%	7/25/2029	571	533	533	0.07
							60,582	60,425	7.50
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(4) (5) (10)	S +	6.75%	12.16%	3/13/2029	14,713	14,300	14,520	1.80
Health Care Providers & Services
Advarra Holdings, Inc.	(4) (7) (10)	S +	5.25%	10.57%	8/24/2029	20,328	20,013	19,939	2.48
Advarra Holdings, Inc.	(4) (7) (14)	S +	5.25%	10.57%	8/24/2029	—	(14)	(35)	—
DCA Investment Holdings, LLC	(4) (6) (8) (10)	S +	6.50%	11.89%	4/3/2028	20,708	20,338	20,085	2.49
DCA Investment Holdings, LLC	(4) (6) (8) (14)	S +	6.50%	11.89%	4/3/2028	3,276	3,218	3,176	0.39
Gateway US Holdings, Inc.	(4) (6) (10) (11)	S +	6.50%	12.04%	9/22/2026	5,273	5,239	5,273	0.65
Gateway US Holdings, Inc.	(4) (6) (11) (14)	S +	6.50%	12.04%	9/22/2026	1,441	1,432	1,441	0.18
Gateway US Holdings, Inc.	(4) (6) (11) (14)	S +	6.50%	12.04%	9/22/2026	—	(1)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	4.75%	10.17%	12/10/2026	5,982	$5,942	$5,893	0.73%
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	4.75%	10.17%	12/10/2026	13,545	13,456	13,342	1.66
Heartland Veterinary Partners, LLC	(4) (5) (14)	S +	4.75%	10.17%	12/10/2026	—	(8)	(18)	—
iCIMS, Inc.	(4) (6) (8) (9)	S +	6.75%	12.14%	8/18/2028	7,224	7,129	7,224	0.90
iCIMS, Inc.	(4) (6) (14)	S +	6.75%	12.14%	8/18/2028	—	(3)	—	—
iCIMS, Inc.	(4) (6) (14)	S +	6.75%	12.14%	8/18/2028	26	25	26	—
Intelerad Medical Systems Incorporated	(4) (5) (9) (11)	S +	6.50%	12.01%	8/21/2026	13,131	12,829	12,377	1.54
Intelerad Medical Systems Incorporated	(4) (5) (11) (14)	S +	6.50%	12.01%	5/31/2028	623	611	572	0.07
mPulse Mobile, Inc.	(4) (6) (9)	S +	5.25%	10.75%	12/17/2027	9,925	9,776	9,771	1.21
mPulse Mobile, Inc.	(4) (6) (14)	S +	5.25%	10.75%	12/17/2027	—	(140)	(310)	(0.04)
mPulse Mobile, Inc.	(4) (6) (14)	S +	5.25%	10.75%	12/17/2027	3,722	3,652	3,645	0.45
Pareto Health Intermediate Holdings, Inc.	(4) (6)	S +	6.50%	11.97%	6/3/2030	23,164	22,716	22,897	2.84
Pareto Health Intermediate Holdings, Inc.	(4) (6) (14)	S +	6.50%	11.97%	6/1/2029	—	(51)	(31)	—
PPV Intermediate Holdings, LLC	(4) (6)	S +	5.75%	11.15%	8/31/2029	16,485	15,865	16,239	2.02
PPV Intermediate Holdings, LLC	(4) (6) (14)	S +	5.75%	11.15%	8/31/2029	—	(30)	(30)	—
Stepping Stones Healthcare Services, LLC	(4) (6) (8)	S +	5.75%	11.24%	1/2/2029	4,309	4,258	4,239	0.53
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.75%	11.24%	1/2/2029	820	808	800	0.10
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.75%	11.24%	12/30/2026	88	81	77	0.01
Tivity Health, Inc.	(4) (6) (8)	S +	6.00%	11.39%	6/28/2029	2,693	2,659	2,678	0.33
Vardiman Black Holdings, LLC	(4) (7) (9) (12)	S +	7.00%	12.40%	3/18/2027	5,643	5,600	4,767	0.59
Vardiman Black Holdings, LLC	(4) (7) (8) (12)	S +	7.00%	12.40%	3/18/2027	6,699	6,646	5,659	0.70
Vermont Aus Pty Ltd	(4) (6) (8) (10) (11)	S +	5.65%	11.04%	3/23/2028	12,559	12,309	12,274	1.52
							174,355	171,970	21.35
Health Care Technology
Hyland Software, Inc.	(4) (6) (10)	S +	6.00%	11.32%	9/19/2030	20,279	19,975	19,975	2.48
Hyland Software, Inc.	(4) (6) (14)	S +	6.00%	11.32%	9/19/2029	—	(14)	(14)	—
							19,961	19,961	2.48
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (8) (9)	S +	5.75%	11.22%	8/13/2029	39,043	38,378	38,543	4.79
Excelitas Technologies Corp.	(4) (6) (8) (9)	E +	5.75%	9.54%	8/13/2029	€6,638	6,748	6,938	0.86
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.22%	8/13/2029	—	(62)	(60)	(0.01)
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.22%	8/14/2028	2,143	2,084	2,097	0.26
Raptor Merger Sub Debt, LLC	(4) (6) (10)	S +	6.75%	12.14%	4/1/2029	32,314	31,450	32,165	3.99
Raptor Merger Sub Debt, LLC	(4) (6) (14)	S +	6.75%	12.14%	4/1/2028	488	427	477	0.06
							79,025	80,160	9.95
Insurance Services
Amerilife Holdings, LLC	(4) (6) (8)	S +	5.75%	11.08%	8/31/2029	17,113	16,817	16,632	2.06

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(4) (6) (14)	S +	5.75%	11.08%	8/31/2029	4,881	$4,774	$4,674	0.58%
Amerilife Holdings, LLC	(4) (6) (14)	S +	5.75%	11.08%	8/31/2028	615	554	511	0.06
Foundation Risk Partners Corp.	(4) (6) (8) (10)	S +	6.00%	11.49%	10/29/2028	6,373	6,219	6,167	0.77
Foundation Risk Partners Corp.	(4) (6) (14)	S +	6.00%	11.49%	10/29/2028	6,635	6,506	6,251	0.78
Galway Borrower, LLC	(4) (6) (10)	S +	5.25%	10.85%	9/29/2028	13,422	13,171	13,109	1.63
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.85%	9/29/2028	60	(38)	(90)	(0.01)
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.85%	9/30/2027	—	(7)	(14)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (9)	S +	5.50%	10.92%	11/25/2028	3,636	3,609	3,618	0.45
Higginbotham Insurance Agency, Inc.	(4) (5) (14)	S +	5.50%	10.92%	11/25/2028	8,595	8,524	8,546	1.06
High Street Buyer, Inc.	(4) (6) (14)	S +	5.75%	11.29%	2/2/2029	15,046	14,701	15,046	1.87
Integrity Marketing Acquisition, LLC	(4) (6) (8) (9)	S +	6.02%	11.45%	8/27/2026	14,701	14,579	14,407	1.79
Integrity Marketing Acquisition, LLC	(4) (6) (8) (9)	S +	6.05%	11.50%	8/27/2026	3,533	3,470	3,462	0.43
Integrity Marketing Acquisition, LLC	(4) (6) (10) (14)	S +	6.02%	11.45%	8/27/2026	11,084	10,978	10,862	1.35
Integrity Marketing Acquisition, LLC	(4) (6) (10) (14)	S +	6.00%	11.45%	8/27/2026	893	864	845	0.10
Integrity Marketing Acquisition, LLC	(4) (6) (14)	S +	6.50%	11.95%	8/27/2026	—	(20)	(9)	—
Keystone Agency Investors	(4) (5) (9) (10)	S +	5.50%	11.04%	5/3/2027	9,056	8,952	8,891	1.10
Keystone Agency Investors	(4) (5) (10)	S +	5.50%	11.04%	5/3/2027	10,685	10,563	10,489	1.30
Long Term Care Group, Inc.	(4) (6)	S +	7.00% (incl. 6.00% PIK)	12.58%	9/8/2027	11,487	11,311	9,541	1.18
Oakbridge Insurance Agency, LLC	(4) (5) (8)	S +	5.75%	11.17%	12/31/2026	12,352	12,194	12,216	1.52
Oakbridge Insurance Agency, LLC	(4) (5) (14)	S +	5.75%	11.17%	12/31/2026	2,020	1,973	1,962	0.24
Oakbridge Insurance Agency, LLC	(4) (5) (14)	S +	5.75%	11.17%	12/31/2026	302	296	295	0.04
Patriot Growth Insurance Services, LLC	(4) (6) (14)	S +	5.75%	11.27%	10/16/2028	2,919	2,862	2,858	0.35
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8) (10)	S +	6.00%	11.43%	11/1/2028	3,422	3,366	3,358	0.42
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8) (9) (14)	S +	6.00%	11.43%	11/1/2028	13,526	13,381	13,270	1.65
RSC Acquisition, Inc.	(4) (6) (9) (10)	S +	5.50%	11.04%	10/30/2026	25,653	25,484	25,283	3.14
RSC Acquisition, Inc.	(4) (6) (14)	S +	6.00%	11.54%	10/30/2026	—	(8)	(8)	—
Summit Acquisition Inc	(4) (6) (8)	S +	6.75%	12.14%	5/1/2030	14,535	14,123	14,262	1.77
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.14%	5/1/2030	—	(46)	(61)	(0.01)
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.14%	5/1/2029	—	(45)	(30)	—
World Insurance Associates, LLC	(4) (5) (8) (9)	S +	6.75%	12.14%	4/3/2028	7,659	7,532	7,297	0.91
World Insurance Associates, LLC	(4) (5) (10)	S +	5.75%	11.15%	4/3/2028	30,508	30,080	28,982	3.60
							246,719	242,622	30.12
Interactive Media & Services
Triple Lift, Inc.	(4) (6) (8)	S +	5.75%	11.30%	5/5/2028	4,679	4,606	4,325	0.54
IT Services
Catalis Intermediate, Inc.	(4) (6) (9)	S +	5.50%	11.04%	8/4/2027	23,698	23,267	21,589	2.68

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(4) (6)	S +	5.50%	11.04%	8/4/2027	5,332	$5,246	$4,858	0.60%
Catalis Intermediate, Inc.	(4) (6) (14)	S +	5.50%	11.04%	8/4/2027	986	938	732	0.09
Donuts, Inc.	(4) (5) (10)	S +	6.00%	11.57%	12/29/2027	11,698	11,698	11,651	1.45
Redwood Services Group, LLC	(4) (6) (9)	S +	6.00%	11.75%	6/15/2029	7,918	7,780	7,780	0.97
Redwood Services Group, LLC	(4) (6) (8) (14)	S +	6.00%	11.75%	6/15/2029	1,899	1,852	1,852	0.23
							50,781	48,462	6.02
Machinery
Answer Acquisition, LLC	(4) (5) (9)	S +	5.75%	11.29%	12/30/2026	23,419	23,093	23,005	2.86
Answer Acquisition, LLC	(4) (5) (14)	S +	5.75%	11.29%	12/30/2026	953	930	921	0.11
Chase Intermediate, LLC	(4) (14)	S +	5.25%	11.00%	10/30/2028	—	(41)	(41)	(0.01)
Chase Intermediate, LLC	(4) (14)	S +	5.25%	11.00%	10/30/2028	69	65	65	0.01
MHE Intermediate Holdings, LLC	(4) (5) (8) (9)	S +	6.00%	11.52%	7/21/2027	17,556	17,388	17,326	2.15
MHE Intermediate Holdings, LLC	(4) (5) (8)	S +	6.00%	11.52%	7/21/2027	1,973	1,943	1,962	0.24
							43,378	43,238	5.37
Multi-Utilities
AWP Group Holdings, Inc	(4) (5) (10)	S +	5.50%	10.99%	12/22/2029	9,526	8,986	8,986	1.12
AWP Group Holdings, Inc	(4) (5) (14)	S +	5.50%	10.99%	12/22/2029	91	72	72	0.01
AWP Group Holdings, Inc	(4) (5) (14)	S +	5.50%	10.99%	12/22/2029	295	281	281	0.03
							9,339	9,339	1.16
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8) (11)	S +	5.75%	11.14%	5/25/2029	8,073	7,931	8,073	1.00
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.14%	5/25/2029	521	506	521	0.06
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.14%	5/25/2029	224	210	224	0.03
							8,647	8,818	1.09
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (8)	S +	6.50%	12.04%	12/31/2027	4,762	4,619	4,637	0.58
Bridgepointe Technologies, LLC	(4) (5) (14)	S +	6.50%	12.04%	12/31/2027	2,056	1,875	1,899	0.24
KENG Acquisition, Inc	(4) (5) (8)	S +	6.25%	11.64%	8/1/2029	2,476	2,415	2,415	0.30
KENG Acquisition, Inc	(4) (5) (14)	S +	6.25%	11.64%	8/1/2029	—	(27)	(28)	—
KENG Acquisition, Inc	(4) (5) (14)	S +	6.25%	11.64%	8/1/2029	75	59	59	0.01
KWOR Acquisition, Inc.	(4) (5) (8) (9)	S +	5.25%	10.67%	12/22/2028	16,313	16,103	16,011	1.99
KWOR Acquisition, Inc.	(4) (5) (14)	S +	5.25%	10.67%	12/22/2028	953	916	889	0.11
KWOR Acquisition, Inc.	(4) (14)	P +	4.25%	12.75%	12/22/2027	1,005	985	971	0.12
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.67%	5/2/2029	8,117	8,050	8,091	1.00
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.67%	5/2/2029	—	(5)	(3)	—
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.67%	5/2/2028	—	(5)	(2)	—
							34,985	34,939	4.34

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50%PIK)	12.03%	7/2/2027	5,312	$5,277	$5,232	0.65%
Associations, Inc.	(4) (5) (14)	S +	6.50% (incl. 2.50% PIK)	12.03%	7/2/2027	4,140	4,100	4,060	0.50
MRI Software, LLC	(4) (5) (8)	S +	5.50%	10.99%	2/10/2026	5,458	5,442	5,413	0.67
MRI Software, LLC	(4) (5)	S +	5.50%	10.99%	2/10/2026	1,250	1,242	1,240	0.15
MRI Software, LLC	(4) (5) (14)	S +	5.50%	10.99%	2/10/2026	—	—	—	—
Zarya Intermediate, LLC	(4) (5) (9) (11)	S +	6.50%	11.92%	7/1/2027	27,237	27,237	27,237	3.38
Zarya Intermediate, LLC	(4) (5) (11) (14)	S +	6.50%	11.92%	7/1/2027	1,203	1,203	1,203	0.15
							44,501	44,385	5.51
Software
Anaplan, Inc.	(4) (6) (8) (10)	S +	6.50%	11.82%	6/21/2029	22,582	22,242	22,582	2.80
Appfire Technologies, LLC	(4) (5) (8)	S +	5.50%	11.02%	3/9/2027	522	520	511	0.06
Appfire Technologies, LLC	(4) (5) (14)	S +	5.50%	11.02%	3/9/2027	227	218	204	0.03
Appfire Technologies, LLC	(4) (5) (14)	S +	5.50%	11.02%	3/9/2027	—	(1)	(3)	—
Bottomline Technologies, Inc.	(4) (5) (10)	S +	5.25%	10.57%	5/14/2029	15,840	15,571	15,777	1.96
Bottomline Technologies, Inc.	(4) (5) (14)	S +	5.00%	10.32%	5/15/2028	—	(21)	(5)	—
Coupa Holdings, LLC	(4) (6) (8)	S +	7.50%	12.82%	2/27/2030	17,712	17,298	17,456	2.17
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.82%	2/27/2030	—	(8)	(10)	—
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.82%	2/27/2029	—	(12)	(8)	—
Cyara AcquisitionCo, LLC	(4) (5)	S +	6.75% (incl 2.75% PIK)	12.57%	6/28/2029	13,125	12,777	12,852	1.60
Cyara AcquisitionCo, LLC	(4) (5) (14)	S +	6.75% (incl. 2.75% PIK)	12.57%	6/28/2029	—	(23)	(19)	—
E-Discovery AcquireCo, LLC	(4) (5) (8)	S +	6.50%	11.90%	8/29/2029	6,955	6,784	6,784	0.84
E-Discovery AcquireCo, LLC	(4) (5) (14)	S +	6.50%	11.90%	8/29/2029	—	(16)	(16)	—
GS AcquisitionCo, Inc.	(4) (5) (8)	S +	5.75%	11.29%	5/22/2026	6,607	6,559	6,592	0.82
GS AcquisitionCo, Inc.	(4) (5) (14)	S +	5.75%	11.29%	5/22/2026	—	(3)	(1)	—
Kaseya, Inc.	(4) (6) (10)	S +	6.25% (incl. 2.50% PIK)	11.62%	6/23/2029	10,331	10,198	10,243	1.27
Kaseya, Inc.	(4) (6) (14)	S +	6.25%(incl. 2.50% PIK)	11.62%	6/23/2029	38	34	33	—
Kaseya, Inc.	(4) (6) (14)	S +	6.25% (incl. 2.50%PIK)	11.62%	6/23/2029	157	150	152	0.02
LegitScript, LLC	(4) (6) (10)	S +	5.75%	11.07%	6/24/2029	19,145	18,816	18,819	2.34
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.07%	6/24/2029	506	460	417	0.05
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.07%	6/24/2028	719	672	668	0.08
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	11.07%	7/22/2029	8,594	8,443	8,451	1.05
Montana Buyer, Inc.	(4) (6) (14)	S +	5.75%	11.07%	7/22/2028	—	(15)	(16)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (8)	S +	5.00%	10.30%	6/9/2029	4,010	$3,979	$3,933	0.49%
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.30%	6/9/2029	—	(6)	(22)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.30%	6/9/2029	79	76	73	0.01
Oak Purchaser, Inc.	(4) (6) (8)	S +	5.50%	10.97%	4/28/2028	4,653	4,616	4,538	0.56
Oak Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.97%	4/28/2028	1,383	1,360	1,307	0.16
Oak Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.97%	4/28/2028	—	(5)	(15)	—
Project Leopard Holdings, Inc.	(7) (9) (11)	S +	5.25%	10.72%	7/20/2029	9,925	9,321	8,734	1.08
Revalize, Inc.	(4) (5) (8) (9)	S +	5.75%	11.30%	4/15/2027	11,654	11,582	11,367	1.41
Revalize, Inc.	(4) (5) (14)	S +	5.75%	11.30%	4/15/2027	177	168	143	0.02
Riskonnect Parent, LLC	(4) (6) (8)	S +	5.50%	11.04%	12/7/2028	1,091	1,074	1,085	0.13
Riskonnect Parent, LLC	(4) (6) (14)	S +	5.50%	11.04%	12/7/2028	—	(9)	(6)	—
Securonix, Inc.	(4) (6) (10)	S +	6.50%	11.27%	4/5/2028	21,010	20,714	20,390	2.53
Securonix, Inc.	(4) (6) (14)	S +	6.50%	11.27%	4/5/2028	—	(50)	(112)	(0.01)
Trunk Acquisition, Inc.	(4) (5) (9)	S +	5.75%	11.29%	2/19/2027	11,229	11,149	10,983	1.36
Trunk Acquisition, Inc.	(4) (5) (14)	S +	5.75%	11.29%	2/19/2026	—	(6)	(24)	—
							184,606	183,837	22.82
Total First Lien Debt							$1,525,880	$1,511,991	187.71%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (8)	S +	9.00%	14.40%	12/30/2027	3,300	$3,221	$3,300	0.41%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(7) (8)	S +	7.00%	12.43%	3/2/2029	1,800	1,541	1,561	0.19
Infinite Bidco, LLC	(7) (8)	S +	7.00%	12.43%	3/2/2029	2,500	2,138	2,169	0.27
							3,679	3,730	0.46
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	8.00%	13.42%	12/10/2027	2,520	2,482	2,462	0.31
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	8.00%	13.42%	12/10/2027	980	964	958	0.12
							3,446	3,420	0.42
Software
Matrix Parent, Inc.	(4) (6) (10)	S +	8.00%	13.56%	3/1/2030	10,667	10,504	6,494	0.81
Total Second Lien Debt							$20,850	$16,944	2.10%
Other Securities
Other Debt
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)		10/31/2027	1,627	$1,587	$1,578	0.20
Total Other Debt							$1,587	$1,578	0.20%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (13)		10.50%		12/21/2021	1,000,000	$1,184	$1,180	0.15%	%
Knockout Intermediate Holdings I, Inc.	(4) (13)		11.75%		6/25/2022	2,040	2,247	2,301	0.29%
Revalize, Inc.	(4) (13)	S+	10.00%		12/14/2021	2,154	2,535	2,605	0.32%
RSK Holdings, Inc. (Riskonnect)	(4) (13)	S+	10.50%		7/7/2022	2,123,800	2,386	2,464	0.31%
Total Preferred Equity							$8,352	$8,550	1.06%	%
Common Equity
Amerilife Holdings, LLC	(4) (13)				9/1/2022	14,856	410	533	0.07%	%
BP Purchaser, LLC	(4) (13)				12/10/2021	1,383,156	1,378	1,529	0.19%
Encore Holdings, LLC	(4) (13)				11/23/2021	1,728	215	408	0.05%
Frisbee Holdings, LP (Fetch)	(4) (13)				10/31/2022	18,287	233	233	0.03%
LUV Car Wash	(4) (13)				4/6/2022	1,260	1,260	901	0.11%
mPulse Mobile, Inc.	(4) (13)				12/17/2021	105,978	780	733	0.09%
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (13)				12/20/2021	500,000	500	620	0.08%
Reveal Data Solutions	(4) (13)				8/29/2023	186,769	243	243	0.03%
Surewerx Topco, LP	(4) (11) (13)				12/28/2022	104	104	112	0.01%
Total Common Equity							$5,123	$5,312	0.66%	%
Total Other Securities							$15,062	$15,440	1.92%	%
Total Portfolio Investments							$1,561,792	$1,544,375	191.73%	%

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 3-month E at 5.66%, the 1-month L at 5.43%, the 3-month L at 5.66%, the 6-month L at 5.90%, the 1-month S at 5.32%, the 3-month S at 5.40%; and the P at 8.50%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Loan includes interest rate floor of 0.50%.
(8)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023 non-qualifying assets represented 7.2% of total assets as calculated in accordance with regulatory requirements.

(12)	Investment was on non-accrual status as of September 30, 2023.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2023, the aggregate fair value of these securities is $13,862 or 1.72% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023:

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$2,353	$(43)
AWP Group Holdings, Inc	1.00%	Delayed Draw Term Loan	8/1/2025	1,822	(19)
AWP Group Holdings, Inc	0.50%	Revolver	12/22/2029	434	(8)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	7/6/2024	926	(124)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	8/26/2024	1,851	(35)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	8/31/2024	2,459	(69)
Amerilife Holdings, LLC	0.50%	Revolver	8/31/2028	3,073	(86)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	880	(16)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	6/13/2024	842	(18)
Appfire Technologies, LLC	0.50%	Revolver	3/9/2027	122	(3)
Applitools, Inc.	0.50%	Revolver	5/25/2028	900	(27)
Associations, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	1,154	(17)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Atlas Us Finco, Inc.	0.50%	Revolver	12/9/2028	$572	$(6)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,103	—
Bottomline Technologies, Inc.	0.50%	Revolver	5/15/2028	1,333	(5)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	3,402	(98)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/28/2024	652	—
Caerus US 1, Inc.	0.25%	Revolver	5/25/2029	630	—
Catalis Intermediate, Inc.	0.50%	Revolver	8/4/2027	1,877	(167)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	1,025	—
Chase Intermediate, LLC	1.00%	Delayed Draw Term Loan	8/31/2025	4,148	(41)
Chase Intermediate, LLC	0.38%	Revolver	10/30/2028	138	(3)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	8/27/2024	699	(10)
Coupa Holdings, LLC	0.50%	Revolver	2/27/2029	536	(8)
Cyara AcquisitionCo, LLC	0.50%	Revolver	6/28/2029	887	(18)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	20	(1)
Dwyer Instruments, Inc.	0.50%	Delayed Draw Term Loan	7/1/2024	4,249	(95)
Dwyer Instruments, Inc.	0.50%	Revolver	7/21/2027	1,580	(35)
E-Discovery AcquireCo, LLC	0.50%	Revolver	8/29/2029	632	(15)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	846	—
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	359	—
Energy Labs Holdings Corp.	0.50%	Revolver	4/7/2028	33	—
Excelitas Technologies Corp.	1.00%	Delayed Draw Term Loan	8/12/2024	4,695	(60)
Excelitas Technologies Corp.	0.50%	Revolver	8/14/2028	1,469	(19)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,922	(23)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	4/14/2024	1,691	(91)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/31/2024	7,731	(187)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/11/2024	4	—
GC Waves Holdings, Inc.	0.50%	Revolver	8/11/2028	382	(7)
GS AcquisitionCo, Inc.	0.50%	Revolver	5/22/2026	374	(1)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	4/28/2024	10,468	(148)
Galway Borrower, LLC	0.50%	Revolver	9/30/2027	414	(14)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/15/2024	45	—
Gateway US Holdings, Inc.	0.50%	Revolver	9/22/2026	213	—
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	4/27/2027	10,588	(74)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	9/14/2024	582	(6)
Groundworks, LLC	0.50%	Revolver	3/14/2029	263	(3)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	1,211	(18)
Helios Service Partners, LLC	1.00%	Delayed Draw Term Loan	2/7/2025	5,042	(60)
Helios Service Partners, LLC	0.50%	Revolver	3/19/2027	323	(8)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	8/23/2025	$1,468	$(7)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	2/4/2024	12,496	—
Hyland Software, Inc.	0.50%	Revolver	9/19/2029	961	(14)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	1,466	(29)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	8/27/2025	472	(9)
Intelerad Medical Systems Incorporated	0.50%	Revolver	5/31/2028	271	(16)
KENG Acquisition, Inc	1.00%	Delayed Draw Term Loan	8/1/2025	1,876	(28)
KENG Acquisition, Inc	0.50%	Revolver	8/1/2029	600	(15)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/17/2024	2,339	(41)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/22/2024	2,540	(47)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	825	(15)
Kaseya, Inc.	1.00%	Delayed Draw Term Loan	6/24/2024	587	(5)
Kaseya, Inc.	0.50%	Revolver	6/23/2029	469	(4)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	8/1/2024	1,043	(23)
LJ Avalon Holdings, LLC	0.50%	Revolver	2/1/2029	486	(11)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	3/14/2024	2,812	(12)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	4,753	(81)
LegitScript, LLC	0.50%	Revolver	6/24/2028	2,276	(39)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	3/1/2024	4,387	(91)
MRI Software, LLC	0.50%	Revolver	2/10/2026	52	—
Magnolia Wash Holdings	0.50%	Revolver	7/14/2028	150	(15)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	771	(3)
Mantech International CP	0.50%	Delayed Draw Term Loan	9/16/2024	2,735	—
Mantech International CP	0.50%	Revolver	9/14/2028	2,613	—
Montana Buyer, Inc.	0.50%	Revolver	7/22/2028	978	(16)
Netwrix Corporation And Concept Searching, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	1,146	(22)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	6/9/2029	237	(5)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	4/28/2024	1,718	(42)
Oak Purchaser, Inc.	0.50%	Revolver	4/28/2028	620	(15)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	3/23/2024	3,256	(36)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	332	(4)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	97	—
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,483	—
PPV Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	8/31/2025	6,105	(30)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	9/2/2024	1,273	(41)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	6/1/2029	2,713	(31)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	7/8/2024	1,569	(21)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/19/2024	1,955	(19)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	1/5/2024	$1,500	$(19)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,968	(132)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2026	1,190	(40)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/2/2024	842	(3)
Project Boost Purchaser, LLC	0.38%	Revolver	5/2/2028	642	(2)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	2/14/2024	573	(8)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	4,128	(28)
Randy's Holdings, Inc.	0.50%	Revolver	11/1/2028	1,175	(8)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	4/1/2028	1,953	(9)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	1/31/2025	2,640	(26)
Revalize, Inc.	0.50%	Revolver	4/15/2027	1,241	(30)
Riskonnect Parent, LLC	1.00%	Delayed Draw Term Loan	7/7/2024	1,171	(6)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	6/30/2024	60	(1)
RoadOne IntermodaLogistics	0.50%	Revolver	12/29/2028	63	(1)
Securonix, Inc.	0.50%	Revolver	4/5/2028	3,782	(112)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/8/2023	7,190	(24)
Sherlock Buyer Corp.	0.50%	Revolver	12/8/2027	2,876	(10)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	2/18/2024	536	(11)
Smarsh, Inc.	0.50%	Revolver	2/16/2029	268	(5)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/5/2024	2,497	(2)
Sonny's Enterprises, LLC	0.50%	Revolver	8/5/2027	2,399	(2)
Spotless Brands, LLC	0.50%	Revolver	7/25/2028	304	(4)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	422	(7)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	537	(9)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	3,230	(61)
Summit Acquisition, Inc.	0.50%	Revolver	5/1/2029	1,615	(30)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	7/15/2024	462	(6)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	8/25/2025	6,495	(78)
Summit Buyer, LLC	0.50%	Revolver	1/14/2026	534	(13)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	5/1/2025	1,488	(18)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	6/28/2024	229	—
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	92	—
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/5/2024	455	(36)
Tamarack Intermediate, LLC	0.50%	Revolver	3/13/2028	2,066	(92)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	5/22/2024	1,561	(55)
Tank Holding Corp.	0.38%	Revolver	3/31/2028	289	(10)
Trintech, Inc.	0.50%	Revolver	7/25/2029	1,429	(28)
Trunk Acquisition, Inc.	0.50%	Revolver	2/19/2026	1,071	(23)

T Series Middle Market Loan Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	$730	$(14)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	1/6/2024	1,079	(5)
Zarya Intermediate, LLC	0.50%	Revolver	7/1/2027	1,604	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	8/18/2028	385	—
iCIMS, Inc.	0.50%	Revolver	8/18/2028	130	—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	20,004	(310)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	1,274	(20)
Total First Lien Debt Unfunded Commitments				$249,063	$(3,771)
Total Unfunded Commitments				$249,063	$(3,771)

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
September 30, 2023
(In thousands, except unit and per unit amounts)

(1)Organization
T Series Middle Market Loan Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2023, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”) and T Series Financing II SPV LLC (“Financing SPV II”), T Series Financing III SPV (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
For the three and nine months ended September 30, 2023, the Company did not accrue any U.S. federal excise taxes. For the three and nine months ended September 30, 2022, the Company accrued $0 and $2 of U.S. federal excise taxes.
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
For the three and nine months ended September 30, 2023, base management fees were $888 and $2,413, respectively. For the three and nine months ended September 30, 2022, base management fees were $503 and $1,216, respectively. As of September 30, 2023 and December 31, 2022, $888 and $653 was payable to the Investment Adviser relating to base management fees.
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
For the three and nine months ended September 30, 2023, $2,370 and $6,331, of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and nine months ended September 30, 2022, $1,244 and $2,490, of income based incentive fees, respectively, were accrued to the Investment Adviser
For the three and nine months ended September 30, 2023, there were no capital gain incentive fees accrued to the Investment Adviser. For the three and nine months ended September 30, 2022, there were no capital gain incentive fees accrued to the Investment Adviser The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2023 and December 31, 2022, there were $2,370 and $1,639, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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

For the three and nine months ended September 30, 2023, no expenses were incurred under the Administration Agreement. For the three and nine months ended September 30, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022.
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
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,525,880	$1,511,991	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	20,850	16,944	1.1	17,085	16,071	1.3
Other Securities	15,062	15,440	1.0	13,840	14,102	1.1
Total	$1,561,792	$1,544,375	100.0%	$1,264,933	$1,234,145	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.2%	1.4%
Air Freight & Logistics	2.5	2.9
Automobile Components	1.9	1.5
Automobiles	1.0	1.2
Biotechnology	1.2	1.5
Chemicals	2.3	2.4
Commercial Services & Supplies	9.5	11.9
Construction & Engineering	1.0	0.1
Containers & Packaging	1.8	2.2
Distributors	5.4	9.1
Diversified Consumer Services	5.9	6.5
Electronic Equipment, Instruments & Components	2.2	2.2
Financial Services	3.9	2.9
Health Care Equipment & Supplies	1.0	—
Health Care Providers & Services	11.4	9.3
Health Care Technology	1.3	—
Industrial Conglomerates	5.2	3.5
Insurance Services	15.9	15.2
Interactive Media & Services	0.3	0.3
IT Services	3.1	5.0
Machinery	2.8	3.4
Multi-Utilities	0.6	—
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.6	0.5
Professional Services	2.3	2.1
Real Estate Management & Development	2.9	2.8
Software	12.8	12.1
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition as of December 31, 2022.

(2)	Amount rounds to 0.00%.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$18,303	$18,384	1.2%	$18,347	$17,869	1.4%
Canada	21,408	21,010	1.4	22,927	22,928	1.9
United Kingdom	8,647	8,818	0.5	8,139	8,139	0.7
United States	1,513,434	1,496,163	96.9	1,215,520	1,185,209	96.0
Total	$1,561,792	$1,544,375	100.0%	$1,264,933	$1,234,145	100.0%

As of September 30, 2023 the Company had one investment on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2023 was $12,246. As of December 31, 2022, the Company had no investments on non-accrual status.
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
The following tables present the fair value hierarchy of investments:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$32,331	$1,479,660	$1,511,991
Second Lien Debt	—	3,730	13,214	16,944
Other Securities	—	—	15,440	15,440
Total	$—	$36,061	$1,508,314	$1,544,375

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,534	$1,172,438	$1,203,972
Second Lien Debt	—	—	16,071	16,071
Other Securities	—	—	14,102	14,102
Total	$—	$31,534	$1,202,611	$1,234,145
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,382,406	$15,527	$14,511	$1,412,444
Purchases of investments	105,330	—	388	105,718
Proceeds from principal repayments and sales of investments	(21,922)	—	—	(21,922)
Accretion of discount/amortization of premium	1,319	11	—	1,330
Payment-in-kind	666	—	225	891
Net change in unrealized appreciation (depreciation)	11,838	(794)	316	11,360
Net realized gains (losses)	23	—	—	23
Transfers into/out of Level 3	—	(1,530)	—	(1,530)
Fair value, end of period	$1,479,660	$13,214	$15,440	$1,508,314

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$11,808	$(794)	$316	$11,330

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,172,438	$16,071	$14,102	$1,202,611
Purchases of investments	374,000	55	529	374,584
Proceeds from principal repayments and sales of investments	(87,969)	—	—	(87,969)
Accretion of discount/amortization of premium	3,727	31	4	3,762
Payment-in-kind	1,449	—	689	2,138
Net change in unrealized appreciation (depreciation)	15,970	(2,943)	116	13,143
Net realized gains (losses)	45	—	—	45
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,479,660	$13,214	$15,440	$1,508,314

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$15,186	$(2,943)	$116	$12,359

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022 :

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022 :

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

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,373,757	Yield Analysis	Discount Rate	9.33%	19.18%	11.66%
Investments in first lien debt	105,903	Transaction Price	Recent Transaction	96.50%	100.00%	98.71%
Total investments in first lien debt	1,479,660
Investments in second lien debt	9,914	Yield Analysis	Discount Rate	14.05%	27.42%	22.81%
Investments in second lien debt	3,300	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Total investments in second lien debt	13,214
Investments in other securities:
Other debt	1,578	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	8,550	Income Approach	Discount Rate	12.19%	15.48%	14.65%
Common equity	4,336	Market Approach	EBITDA Multiple	12.5x	18.7x	15.19x
Common equity	976	Market Approach	Revenue Multiple	7.2x	8.8x	8.4x
Total investment in other securities	15,440
Total investments	$1,508,314

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,166,134	Yield Analysis	Discount Rate	9.20%	14.45%	11.13%
Investments in first lien debt	6,304	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,172,438
Investments in second lien debt	16,071	Yield Analysis	Discount Rate	14.38%	15.25%	14.67%
Investments in other securities:
Other debt	1,536	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	7,399	Income Approach	Discount Rate	12.20%	15.69%	14.92%
Common equity	819	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Common equity	4,348	Market Approach	EBITDA Multiple	11.70x	18.70x	14.23x
Total investment in other securities	14,102
Total Investments	$1,202,611
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$233,500	$233,500	$234,500	$234,500
Barclays Funding Facility	343,940	343,940	303,998	303,998
BNP Funding Facility	77,500	77,500	138,000	138,000
JPM Funding Facility	117,000	117,000	—	—
Total	$771,940	$771,940	$676,498	$676,498

The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
CBA Subscription Facility
On November 5, 2021, the Company initially entered into a Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender, which was subsequently amended on January 25, 2022 and July 19, 2022 . The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On September 29, 2023, the Company reduced the maximum amount outstanding to $238,500. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CBA Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CBA Subscription Facility has a maturity date of November 5, 2023, which may be extended for an additional term of up to 364 days subject to the terms set forth in the CBA Subscription Facility.
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
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$5,014	$3,295	$13,811	$5,833
Facility unused commitment fees	3	72	77	348
Amortization of deferred financing costs	202	223	606	720
Total	$5,219	$3,590	$14,494	$6,901
Weighted average interest rate (excluding unused fees and financing costs)	7.00%	3.90%	6.67%	2.92%
Weighted average outstanding balance	$280,130	$330,745	$272,877	$263,212

For the three and nine months ended September 30, 2023, the Company borrowed $0 and $84,000 and repaid $50,000 and $85,000, respectively under the CBA Subscription Facility. For the three and nine months ended September 30, 2022, the Company borrowed $265,500 and $655,000 and repaid $211,000 and $487,500, respectively under the CBA Subscription Facility. As of September 30, 2023 and December 31, 2022, the Company had $233,500 and $234,500 of outstanding borrowings under the CBA Subscription Facility. As of September 30, 2023 and December 31, 2022, the Company had $5,000 and $140,500 of available capacity under the CBA Subscription Facility (subject to borrowing base restrictions).
Barclays Funding Facility
On March 7, 2022, Financing SPV entered into a Credit and Security Agreement (as amended, the “Barclays Credit and Security Agreement”) with Financing SPV, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to Financing SPV in an aggregate principal amount up to $400,000 at any one time outstanding, with up to an additional $350,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).

The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending March 7, 2025 and a final maturity date of the earlier of (1) March 7, 2033 and (ii) on or after March 7, 2027, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central

Bank Rate), EURIBOR or CDOR, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the greater of the PRIMCAN Index and CDOR plus 1.0% and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility generally ranges between 1.90% and 2.65% (depending on the type of assets such advances relate to).
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities.
The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$6,717	$2,433	$17,778	$3,543
Facility unused commitment fees	63	233	492	684
Amortization of deferred financing costs	102	97	292	218
Total	$6,882	$2,763	$18,562	$4,445
Weighted average interest rate (excluding unused fees and financing costs)	7.49%	4.31%	7.16%	3.72%	(1)
Weighted average outstanding balance	$350,929	$220,967	$327,535	$164,659	(1)

(1)	Calculated from the period from March 7, 2022 (closing date) through September 30, 2022.

For the three and nine months ended September 30, 2023, the Company borrowed $18,000 and $55,000 under the Barclays Funding Facility, respectively, and made $15,000 and $15,000 repayments under the Barclays Funding Facility. For the three and nine months ended September 30, 2022, the Company borrowed $80,788 and $280,788 under the Barclays Funding Facility, respectively, and made no repayments under the Barclays Funding Facility. As of September 30, 2023 and December 31, 2022, the Company had 343,940 and 303,998 of outstanding borrowings under the Barclays Funding Facility. As of September 30, 2023 and December 31, 2022, the Company had 56,060 and $96,002 of available capacity under the Barclays Funding Facility (subject to borrowing base restrictions).

BNP Funding Facility

On October 12, 2022, the Company entered into a Revolving Credit and Security Agreement (the “BNP Credit and Security Agreement”) with Financing SPV II, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to Financing SPV II in an aggregate principal amount up to $300,000 at any one time outstanding (the “BNP Funding Facility”).

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

The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$1,410	N/A	$5,929	N/A
Facility unused commitment fees	350	N/A	602	N/A
Amortization of deferred financing costs	168	N/A	500	N/A
Total	$1,928	N/A	$7,031	N/A
Weighted average interest rate (excluding unused fees and financing costs)	7.96%	N/A	7.52%	N/A
Weighted average outstanding balance	$69,261	N/A	$103,971	N/A

For the three and nine months ended September 30, 2023, the Company borrowed $21,500 and $39,500 and repaid $— and $100,000 under the BNP Funding Facility. For the three and nine months ended September 30, 2022, the Company made no borrowings or repayments under the BNP Funding Facility. As of September 30, 2023 and December 31, 2022, the Company had 77,500 and 138,000 of outstanding borrowings under the BNP Funding Facility. As of September 30, 2023 and December 31, 2022, the Company had $222,500 and 162,000 of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).

JPM Funding Facility

On February 23, 2023, Financing SPV III, a wholly owned subsidiary of the Company, entered into a loan and security agreement (the “Loan and Security Agreement”) among Financing SPV III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “JPM Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the JPM Lenders have agreed to extend credit to Financing SPV III in an aggregate principal amount up to $500,000 at any one time outstanding.

The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of February 23, 2028. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, Financing SPV III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 3.05% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).

The obligations of Financing SPV III under the Loan and Security Agreement are secured by all of the assets held by Financing SPV III, including certain loans the Company has originated or acquired (the “Loans”) that may from time to time be contributed or transferred by the Company to Financing SPV III pursuant to the terms of a Contribution Agreement, dated as of February 23, 2023 (the “Contribution Agreement” and together with the Loan and Security Agreement, the “JPM Agreements”), between the Company, as contributor, and Financing SPV III, as the contributee. Under the JPM Agreements, the Company and Financing SPV III, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of the Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023 (1)	September 30, 2022
Borrowing interest expense	$1,865	N/A	$3,392	N/A
Facility unused commitment fees	979	N/A	2,090	N/A
Amortization of deferred financing costs	356	N/A	813	N/A
Total	$3,200	N/A	$6,295	N/A
Weighted average interest rate (excluding unused fees and financing costs)	8.34%	N/A	8.18%	N/A
Weighted average outstanding balance	$87,478	N/A	$67,832	N/A

(1)	Calculated from the period from February 23, 2023 (closing date) through September 30, 2023.

For the three and nine months ended September 30, 2023, the Company borrowed $52,000 and $127,000 and made $10,000 and $10,000 repayments under the JPM Funding Facility. For the three and nine months ended September 30, 2022, the Company made no borrowings or repayments under the JPM Funding Facility. As of September 30, 2023, the Company had $383,000 of available capacity under the JPM Funding Facility (subject to borrowing base restrictions).

The Company’s outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$233,500	$5,000	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	343,940	56,060	400,000	303,998	96,002
BNP Funding Facility	300,000	77,500	222,500	300,000	138,000	162,000
JPM Funding Facility	500,000	117,000	383,000	—	—	—
Total	$1,438,500	$771,940	$666,560	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6,600.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2023 was 7.45% and 7.11%. The combined weighted average debt of the aggregate borrowings outstanding for the three and nine months ended September 30, 2023 was $787,799 and $759,046.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2022 was 4.07% and 2.89%. The combined weighted average debt of the aggregate borrowings outstanding for the three and nine months ended September 30, 2022 was $551,712 and $427,871.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities.
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had $249,063 and $266,162 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of September 30, 2023 and December 31, 2022, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $265,000 and $415,010 were unfunded, respectively.

(8) Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(28,501)	$(269)
Net investment income (loss)	68,163	44,449
Net realized gain (loss)	48	68
Net unrealized appreciation (depreciation)	13,419	(30,994)
Dividends declared	(67,085)	(41,918)
Tax reclassification of members' capital	—	163
Net distributable earnings (accumulated losses), end of period	$(13,956)	$(28,501)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
Total	11,365,781	$225,000
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
Total Distributions			$1.84	$67,085
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
Total Distributions			$1.40	$25,411
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

The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
Total	3,139,982	$58,852
The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
Total	667,945	$13,201

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase in Members' Capital from operations	$36,971	$1,351	$81,630	$2,905
Weighted average Common Units outstanding	39,460,275	22,842,001	35,787,336	16,944,657
Basic and diluted earnings (loss) per Common Unit	$0.94	$0.06	$2.28	$0.17
(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$18.72	$19.98
Net investment income (loss)	1.90	1.58
Net unrealized and realized gain (loss)(2)	0.36	(1.23)
Net increase (decrease) in net assets resulting from operations	2.26	0.35
Dividends declared	(1.84)	(1.40)
Issuance of common units	—	0.01
Total increase (decrease) in net assets	0.42	(1.04)
Net asset value, end of period	$19.14	$18.94
Units outstanding, end of period	42,079,982	23,780,752
Total return based on net asset value(3)	12.54%	1.76%
Ratio/Supplemental Data:
Members' Capital, end of period	$805,480	$450,425
Weighted average units outstanding	35,787,336	16,944,657
Ratio of total expenses to average Members’ Capital(4)	10.94%	6.04%
Ratio of net investment income to average Members’ Capital(4)	13.63%	10.49%
Ratio of total contributed capital to total committed capital, end of period	73.50%	46.00%
Asset coverage ratio	204.34%	168.05%
Portfolio turnover rate	6.55%	4.70%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

On October 4, 2023, Financing SPV III entered into an amendment (the “Amendment”) to the JPM Facility. The Amendment, among other things, (i) extended the non-call period and ramp-up period, (ii) modified the undrawn fee, and (iii) reduced the applicable margin from 3.05% to 2.85%. The other material terms of the JPM Facility remain unchanged.

On November 3, 2023, the Company and CBA, among others, entered into an amendment (the “Fourth Amendment”) to the CBA Subscription Facility. The Fourth Amendment, among other things, extends the maturity date of the CBA Subscription Facility to February 2, 2024 and allows for an additional 3 month extension at the end of such term, and increases the applicable margin to 190 basis or 90 basis points, as applicable, over the relevant rate. The Maximum Commitment (as defined in the CBA Subscription Facility), after giving effect to the Fourth Amendment is $238,500,000. The other material terms of the CBA Subscription Facility remain unchanged.

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
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System;
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
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR).
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR, or historically LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of September 30, 2023
We had investments in 118 portfolio companies across 26 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 11.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023.
Portfolio as of December 31, 2022
We had investments in 101 portfolio companies across 24 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.

Our portfolio as of September 30, 2023 and December 31, 2022 is presented below:

	As of
	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,525,880	$1,511,991	97.9%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	20,850	16,944	1.1	17,085	16,071	1.3
Other Securities	15,062	15,440	1.0	13,840	14,102	1.1
Total	$1,561,792	$1,544,375	100.0%	$1,264,933	$1,234,145	100.0%

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2023	September 30, 2022
New Investments Committed
Gross Principal Balance(1)	$130,978	$304,799
Less: Syndications	(2,727)	—
Net New Investments Committed	$128,251	$304,799
Investments, at Cost
Investments, beginning of period	$1,473,450	$843,869
New investments purchased	108,977	290,295
Net accretion of discount on investments	1,393	1,001
Payment-in-kind	889	13
Net realized gain (loss) on investments	22	—
Investments sold or repaid	(22,939)	(15,312)
Investments, end of period	$1,561,792	$1,119,866
Principal amount of investments funded
First lien debt	$109,088	$292,542
Second lien debt	2,500	300
Other securities(2)	388	2,475
Total	$111,976	$295,317
Amount of investments sold/fully repaid, at principal
First lien debt	$5,646	$10,161
Total	$5,646	$10,161
Weighted average yield on debt investments, at cost(3)	11.9%	9.4%
Weighted average yield on debt investments, at fair value(3)	12.1%	9.6%
Number of portfolio companies	118	90
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,510,295	97.8	114	1,234,145	100.0	101
Risk rating 3	34,080	2.2	4	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,544,375	100.0%	118	$1,234,145	100.0%	101

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$46,878	$22,156	$125,718	$43,260
Less: Total expenses	21,363	8,765	57,555	16,458
Net investment income (loss) before taxes	25,515	13,391	68,163	26,802
Less: Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	25,515	13,391	68,163	26,800
Net change in unrealized appreciation (depreciation)	11,431	(12,033)	13,419	(23,992)
Net realized gain (loss)	25	(7)	48	97
Net increase (decrease) in Members' Capital resulting from operations	$36,971	$1,351	$81,630	$2,905
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income	$44,449	$21,254	$120,624	$41,126
Payment-in-kind interest income	863	19	1,521	29
Dividend income	334	225	844	394
Other income	1,232	658	2,729	1,711
Total Investment Income	$46,878	$22,156	$125,718	$43,260

Total investment income increased from $22,156 for the three months ended September 30, 2022 to $46,878 for the three months ended September 30, 2023. Total investment income increased from $43,260 for the nine months ended September 30, 2022 to $125,718 for the nine months ended September 30, 2023. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,119,866 as of September 30, 2022 to $1,561,792 as of September 30, 2023. Weighted average asset yield of debt investments at cost increased from 9.4% at September 30, 2022 to 11.9% at September 30, 2023. The amortized cost of a senior secured debt investment on non-accrual status as of September 30, 2023 was $12,246.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expenses:
Interest and other financing expenses	$17,228	$6,353	$46,382	$11,346
Management fees	888	503	2,413	1,216
Income based incentive fees	2,370	1,244	6,331	2,490
Capital gains incentive fees	—	—	—	—
Professional fees	433	322	1,287	774
Organization and offering costs	—	40	—	102
Directors' fees	51	51	154	154
Administrative service fees	—	—	—	5
General and other expenses	393	252	988	371
Total expenses	$21,363	$8,765	$57,555	$16,458
Excise tax expense	$—	$—	$—	$2

Interest Expense

Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $17,228 and $6,353 for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. For the three months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $787,799 and $551,712, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 were 7.45% and 4.07%, respectively.

Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $46,382 and $11,346 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. For the nine months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $759,046 and $427,871, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 were 7.11% and 2.89%, respectively.

Management Fees

Management fees, were $888 and $503 for the three months ended September 30, 2023 and September 30, 2022, and $2,413 and $1,216 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called.
Incentive Fees

The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees were $2,370 and $1,244 for the three months ended September 30, 2023 and September 30, 2022, and $6,331 and $2,490 for the nine months ended September 30, 2023 and September 30, 2022 respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. The capital gains incentive fee were $0 and $0 for the three months ended September 30, 2023 and September 30, 2022, respectively as the Company was in a net unrealized loss position. The capital gains incentive fee was $0 and $0 for the nine months ended September 30, 2023 and September 30, 2022 as the Company was in a net unrealized loss position for the nine months ended September 30, 2023 and September 30, 2022. For more information on incentive fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

For the three and nine months ended September 30, 2023, we incurred professional fees of $433 and $1,287, fees to independent directors of $51 and $154, other expenses of $393 and $988, respectively.

For the three and nine months ended September 30, 2022, we incurred professional fees of $322 and $774, fees to independent directors of $51 and $154, other expenses of $252 and $371, respectively.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and nine months ended September 30, 2023, we incurred no U.S. federal excise tax. For the three and nine months ended September 30, 2022, we incurred $0 and $2, respectively, of U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$22	$—	$45	$104
Foreign currency and other transactions	3	(7)	3	(7)
Net realized gain (loss)	25	(7)	48	97
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	11,439	(12,038)	13,428	(23,997)
Translation of assets and liabilities in foreign currencies	(8)	5	(9)	5
Net unrealized appreciation (depreciation)	11,431	(12,033)	13,419	(23,992)
Net realized and unrealized gains (losses)	$11,456	$(12,040)	$13,467	$(23,895)

Net realized gain on our investments for the three and nine months ended September 30, 2023, was $22 and $45, respectively, primarily driven by the sale of debt investments in our portfolio. Net realized gain on our investments for the three and nine months ended September 30, 2022, was $0 and $104, respectively, primarily driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $11,439 and $13,428 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $12,038 and $23,997 was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets.

For the three and nine months ended September 30, 2023, net change in unrealized depreciation on our investments of $211 and $57, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $362 and $362, respectively, due to foreign exchange rate fluctuations, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies. See Note 5. “Fair Value Measurements” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of September 30, 2023, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2023, we had approximately $49.4 million of cash, which taken together with our approximately $666.6 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $265 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $249.1 million.
Unregistered Sales of Equity Securities
As of September 30, 2023, we had received aggregate capital commitments of $1,000 million.
For the nine months ended September 30, 2023,we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

For the nine months ended September 30, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
Total	11,365,781	$225,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	13.8%	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	13.1%	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	13.1%	24,469
Total Distributions			$1.84		$67,085

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	$20,670
July 06, 2023	1,156,081	$21,768
Total	3,139,982	$58,851
The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
Total	667,945	$13,201

Debt
Our outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$233,500	$5,000	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	400,000	343,940	56,060	400,000	303,998	96,002
BNP Funding Facility	300,000	77,500	222,500	300,000	138,000	162,000
JPM Funding Facility	500,000	117,000	383,000	—	—	—
Total	$1,438,500	$771,940	$666,560	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

See Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS

On October 4, 2023, T Series Financing III SPV LLC (“Financing SPV III”), our wholly owned subsidiary, entered into an amendment (the “Amendment”) to that certain Loan and Security Agreement, dated as of February 23, 2023 (the “JPM Facility”), by and among Financing SPV III, as the borrower, the Company, as the parent and the servicer, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent. The Amendment, among other things, (i) extended the non-call period and ramp-up period, (ii) modified the undrawn fee, and (iii) reduced the applicable margin from 3.05% to 2.85%. The other material terms of the JPM Facility remain unchanged.
On November 3, 2023, we entered into an amendment (the “Fourth Amendment”) of that certain Revolving Credit Agreement with the Commonwealth Bank of Australia (“CBA”), among others, initially dated November 5, 2021 (as amended, restated, supplemented or otherwise modified, including by the Fourth Amendment, the “CBA Subscription Facility”) with us, as the borrower, the lender parties thereto, and CBA as administrative agent, as lead arranger as the letter of credit issuer and as a lender. The Fourth Amendment, among other things, extends the maturity date of the CBA Subscription Facility to February 2, 2024 and allows for an additional 3 month extension at the end of such term, and increases the applicable margin to 190 basis or 90 basis points, as applicable, over the relevant rate. The Maximum Commitment (as defined in the CBA Subscription Facility), after giving effect to the Fourth Amendment is $238,500,000. The other material terms of the CBA Subscription Facility remain unchanged.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with the financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of the Form 10-K, and “Risk Factors” in Part I, Item 1A of the Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):
•the Investment Advisory Agreement; and
•the Administration Agreement.

See Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part II, Item 1A. Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
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

As of September 30, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$46,884	$(23,154)	$23,730
Up 200 basis points	$31,256	$(15,436)	$15,820
Up 100 basis points	$15,628	$(7,718)	$7,910
Down 100 basis points	$(15,628)	$7,718	$(7,910)
Down 200 basis points	$(31,256)	$15,436	$(15,820)
Down 300 basis points	$(46,884)	$23,154	$(23,730)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on October 5, 2023 for issuance of our Common Units during the nine months ended September 30, 2023. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 29, 2023(1)
10.2
Amendment No 1 to Loan and Security Agreement dated as of October 4, 2023, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(2)

10.3*
Amendment No. 4 to Revolving Credit Agreement, dated as of November 3, 2023, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(3)

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
* Filed herewith
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453).
(2) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453).
(3) Schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: November 6, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: November 6, 2023	By:	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (interim principal financial officer)