Form 10-K
period 2023-12-31
T Series Middle Market Loan Fund LLC
filed 2024-03-06
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 6, 2024, there was no established public market for the registrant’s limited liability company units. The number of the registrant’s limited liability company common units outstanding at March 6, 2024 was 44,792,502.

Auditor Firm Id:34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

T Series Middle Market Loan Fund LLC

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:

•the terms “we,” “us,” “our,” and the “Company” refer to T Series Middle Market Loan Fund LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;

•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the U.S. private credit strategies within the private credit platform of IM;
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
•the term “Common Units” or “Units” refers to our common units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events;
•uncertainty and changes in the general interest rate environment;
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
•our ability to maintain our qualification as a BDC, and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I
Item 1. Business
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by the Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR.
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
On October 21, 2021, we completed our initial closing (“Initial Closing”) and entered into subscription agreements (a “Subscription Agreement”) for capital commitments to purchase our Common Units in a private placement and received aggregate capital commitments to purchase Common Units of $1.0 billion.
We may draw down capital commitments to make investments or pay expenses at any time during the period beginning on our Initial Closing and ending on the earlier of (i) the date that is one year after the receipt of notice from a majority of our common unitholders of a desire to terminate the investment period, provided that such notice may not be provided prior to the fourth anniversary of the Initial Closing and (ii) the date on which we provide notice to our common unitholders of the termination of the investment period, in each case, unless earlier terminated in accordance with our limited liability company agreement, as amended, or LLC Agreement (“the Investment Period”). After the expiration of the Investment Period, we may draw down remaining capital commitments, if any, to the extent necessary: (a) to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of financings, or other obligations, contingent or otherwise (including the fees payable to the Adviser pursuant to the Investment Advisory Agreement (as defined below), whether incurred before or after the end of the Investment Period, (b) to fulfill investment commitments made or approved by the Adviser prior to the expiration of the Investment Period or complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), where, for the avoidance of doubt, follow-on investments do not include payment obligations of the Company pursuant to a delayed draw term loan or similar contractual agreement where the Company does not have discretion to refuse to fund a subsequent payment to the portfolio company so long as the conditions of the agreement are satisfied, provided, that such drawdowns pursuant to this clause (c) shall not exceed 15% of total aggregate capital commitments, and/or (d) for us to comply with applicable laws and regulations, including the 1940 Act and the Code.
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
The Adviser

We entered into an investment advisory agreement with our Adviser on October 19, 2021 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement was most recently renewed in August 2023. For more information, see — Investment Advisory Agreement” below.
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include U.S. private credit (referred to herein as MS Private Credit), European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS
BDCs, and managed approximately $18.5 billion in committed capital1 as of January 1, 2024.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2023, the Direct Lending strategy includes us and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of January 1, 2024, Direct Lending managed approximately $15.6 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of
January 1, 2024, Opportunistic Credit managed approximately $2.9 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2023, IM managed approximately $1.5 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement (the “Administration Agreement”). The Administration Agreement was most recently renewed in August 2023.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, will review the
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliates. Our Administrator will be reimbursed for certain expenses it incurs on our behalf. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of our Results of Operations — Expenses” below for a discussion of the expenses (subject to the review and approval of our Independent Directors) that we reimburse to the Administrator.
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
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors and typically avoiding sectors such as retail, restaurants and energy. In addition, we will seek to avoid investing in portfolio companies in the tobacco and controversial weapons sectors. In particular, we and the Adviser will not knowingly invest (whether as an initial investment or a follow on or subsequent investment) directly in a “Restricted Investment” (as determined in good faith and to our knowledge based upon reasonably available information at the time such investment is made). A “Restricted Investment” means investments in:
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

Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans, and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer and industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.
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
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 22% as of June 30, 2023.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans decreased in recent years. We believe recent market- driven disruptions in the regional bank sector could further constrain bank capacity for middle market secured lending.
•Certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $618 billion of middle-market loans with maturities between the second quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin shows that as of December 31, 2023, there was more than $1,045 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses will provide for attractive risk adjusted return opportunities due to a series of structural and market factors. We have generally witnessed an improvement in terms in recent periods, including higher reference rates, still-elevated spreads, conservative leverage profiles and lender-friendly documentation. Although leveraged buyout activity has remained relatively subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
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

Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The Investment Teams consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See “Part 1, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
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
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 22 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of over 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
In addition, the Investment Team has strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.

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
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on a significant number of lending opportunities with middle-market companies through relationships established by the Firm.
We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;
•Consideration of environmental, social and governance (“ESG”) issues; and
•Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.

Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Mr. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
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

Risk Rating 1
In the opinion of our Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2
In the opinion of our Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

Risk Rating 3
In the opinion of our Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Risk Rating 4
In the opinion of our Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for further details.
Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital markets volatility and economic uncertainty.

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
In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs.
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
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC
For a description of the potential conflicts of interest of the Company, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
Investments
As of December 31, 2023, we had investments in 126 portfolio companies across 27 industries. Based on fair value as of December 31, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors for the applicable reference rate. As of December 31, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
As of December 31, 2022, we had investments in 101 portfolio companies across 24 industries. Based on fair value as of December 31, 2022, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors for the applicable reference rate. As of December 31, 2022, our weighted average total yield of debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	As of
	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,668,374	$1,655,758	98.2%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	20,880	15,870	0.9	17,085	16,071	1.3
Other Investments	15,836	15,918	0.9	13,840	14,102	1.1
Total	$1,705,090	$1,687,546	100.0%	$1,264,933	$1,234,145	100.0%

The industry composition of our investments at fair value is as follows:

	As of
	December 31, 2023	December 31, 2022(1)
Aerospace & Defense	1.1%	1.4%
Air Freight & Logistics	2.3	2.9
Automobile Components	1.8	1.5
Automobiles	1.0	1.2
Biotechnology	1.7	1.5
Chemicals	2.1	2.4
Commercial Services & Supplies	9.7	11.9
Construction & Engineering	1.0	0.1
Containers & Packaging	1.6	2.2
Distributors	5.3	9.1
Diversified Consumer Services	6.1	6.5
Financial Services	3.7	2.9
Electronic Equipment, Instruments & Components	3.8	2.2
Health Care Equipment & Supplies	1.8	—
Health Care Providers & Services	11.4	9.3
Health Care Technology	1.2	—
Industrial Conglomerates	5.0	3.5
Insurance Services	14.6	15.2
Interactive Media & Services	0.3	0.3
IT Services	3.1	5.0
Machinery	2.2	3.4
Multi-Utilities	0.6	—
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.6	0.5
Professional Services	2.2	2.1
Real Estate Management & Development	3.3	2.8
Software	12.3	12.1
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%

(1)
We reclassified certain industry groupings of our portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition as of December 31, 2022.

(2)	Amount rounds to 0.00%.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	As of
	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$28,928	$29,110	1.7%	$18,347	$17,869	1.4%
Canada	21,691	21,257	1.3	22,927	22,928	1.9
United Kingdom	9,048	9,213	0.5	8,139	8,139	0.7
United States	1,645,423	1,627,966	96.5	1,215,520	1,185,209	96.0
Total	$1,705,090	$1,687,546	100.0%	$1,264,933	$1,234,145	100.0%
See the Consolidated Schedule of Investments in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information.

Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of Units and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and December 31, 2022 , our asset coverage ratio was 194.18% and 186.04%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Investment Adviser is not obligated to return to us any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). We refers to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 8.5% of pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

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
Administration Agreement
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or advised by the Administrator and its affiliates.
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
•The discontinuation of LIBOR may adversely affect our business and results of operations.
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
•Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
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
Regulation as a Business Development Company
General
On October 19, 2021, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not intend to list our Common Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its unitholders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”
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
Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 13, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 13, 2021. As a result of the unitholder approval, effective October 14, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements, which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Common Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiaries.
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
An investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we and the Adviser recognize that the Adviser must vote our securities in a timely manner free of conflicts of interest and our best interests and the best interests of our unitholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our unitholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: T Series Middle Market Loan Fund LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in us, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each unitholder’s investment in us.
We and the Adviser each treat all of the nonpublic personal information we receive with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in us and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each unitholder’s nonpublic personal information.
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
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries will comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.
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
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2021, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 26, 2024.
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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the “Excise Tax Avoidance Requirement.” If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law- governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other current reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities, linked to LIBOR, or the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs our reference based products using applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments, that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions, or, in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
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
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates. As of December 31, 2023, we did not hold any investments in our debt portfolio that bore interest at a floating rate determined on the basis of LIBOR.
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
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
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order applicable to us, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance. Our financial condition and results of operation depend on our ability to manage future growth effectively.

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
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the Order and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
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
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Common Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common unitholders, giving rise to a conflict.
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
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our common unitholders and may induce the Adviser to make speculative investments.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholders distributions for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Common Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to the Units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of our common unitholders and the rights of preferred unitholders to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing any preferred units in the next 12 months.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders.

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
Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Units or any outstanding preferred units. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred units that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.
The following table illustrates the effect of leverage on returns from an investment in our Common Units as of December 31, 2023 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2023 (1)	(28.89)%	(18.30)%	(7.71)%	2.88%	13.48%
(1) Assumes $1,758.4 million in total assets, $881.2 million in debt outstanding and $830.0 million in net assets as of December 31, 2023 , and an average cost of funds of 7.3%, which is our weighted average interest rate excluding unused fees and financing costs.
Based on our outstanding indebtedness of $881.2 million as of December 31, 2023 and the effective weighted average annual interest rate of 7.3% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of 3.6% at least to cover annual interest payments on the outstanding debt.
We are subject to risks associated with our Credit Facilities.
We are subject to risks associated with our revolving credit agreement with Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (as amended, the “CBA Subscription Facility”), our revolving credit agreement with Barclays (“Barclays Funding Facility”), our revolving credit agreement with BNP (“BNP Funding Facility”), and the Loan and Security Agreement with JPMorgan Chase Bank, National Association (the “JPM Funding Facility” and together with CBA Subscription Facility, BNP Funding Facility and Barclays Funding Facility, the “Credit Facilities”). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior Subscription Facilities and/or secured revolving credit facilities of the Company or any subsidiary (any such facilities and the Credit Facilities, each, a “Credit Facility”).
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
We consolidate the financial statements of our wholly-owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facilities provide and we expect that any future Credit Facility would provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average capital commitments and our incentive fees will be based, in part, on unrealized losses.
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

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our Common Units) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our unitholders or any subsidiary’s unitholders, unitholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith, gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our investments in private, middle-market portfolio companies are risky, and you could lose all or part of your investment.
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
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Our investments, in particular investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, could include “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Units. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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
The day-to-day operations of each portfolio company in which we invest are the responsibility of that portfolio company’s management team. Although we are responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
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
•inability of the Adviser to employ additional experienced investment professionals or the departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors;
•escalation of tensions and conflicts in Europe and elsewhere, including Ukraine and Russia and Gaza and Israel, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the impact of information technology systems failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks;
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
Persons with the right to appoint a director or who hold 10% or more of our Common Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered securities within a six-month period.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and other global central banks, the failure of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
Certain tax law changes have been enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations. Such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
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

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Units and our ability to pay distributions.
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
In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of our Common Units fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our unitholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
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
We are an “emerging growth company,” and we do not know if such status will make our Common Units less attractive to investors.
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
As an “emerging growth company”, we may take advantage of certain reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our Common Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Common Units.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because our Common Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
Additionally, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the Federal Deposit Insurance Corporation, or FDIC, and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations.
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
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser and the Administrator manage the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and stockholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley forensics team, which develops and implements technologies designed to help detect these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Where a potential threat is identified in Morgan Stanley’s environment or which impacts the Company, Morgan Stanley’s incident response team evaluates the potential impact to the Firm and, as relevant, the Company, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department, review external cybersecurity incidents that may be relevant to the Firm and the Company, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular training exercises for its employees and consultants, including those personnel relied upon by the Company.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Risk, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company. Those processes are periodically tested through tabletop exercises.

The Chief Compliance Officer (“CCO”) of the Company is responsible for overseeing the Company’s risk management function and generally and relies on the CIO, CISO, and Head of Operational Risk to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of Operational Risk has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of Operational Risk report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, the CISO, and the Head of Operational Risk, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2023, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.
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
Holders
As of March 6, 2024, we had 2 holders of record of our Common Units.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to holders of our Common Units out of assets legally available for distribution. We elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our holders of our Common Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”
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
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2023 (dollar amount in thousands):

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
October 03, 2023	1,270,258	24,313
Total	4,410,240	$83,165
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	16,507
Total Distributions			$2.01	$41,918
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
Item 6. [Reserved]

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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR).
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
Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•costs associated with any private offerings of our Common Units, and any other securities offerings;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fees and any incentive fee payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, holding, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•dues and expenses incurred in connection with membership industry or trade organizations;
•distribution payment agent, transfer agent and custodial fees and expenses;
•costs of derivatives and hedging;
•federal, state and local registration fees;
•any fees payable to rating agencies;
•U.S. federal, state and local taxes, including any excise taxes;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold the our assets for tax or other purposes;
•independent director fees and expenses;
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
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
•cost of winding up; and

•all other expenses incurred by either the Administrator or us in connection with administering our business, and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
Portfolio as of December 31, 2023
We had investments in 126 portfolio companies across 27 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 11.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
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
Our portfolio as of December 31, 2023 and December 31, 2022 is presented below:

	As of
	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,668,374	$1,655,758	98.2%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	20,880	15,870	0.9	17,085	16,071	1.3
Other Investments	15,836	15,918	0.9	13,840	14,102	1.1
Total	$1,705,090	$1,687,546	100.0%	$1,264,933	$1,234,145	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended December 31, 2023	As of and For the Year Ended December 31, 2022
New Investments Committed
Gross Principal Balance(1)	$606,153	$1,053,408
Less: Syndications	(42,510)	—
Net New Investments Committed	$563,643	$1,053,408
Investments, at Cost
Investments, beginning of period	$1,264,933	$364,398
New investments purchased	605,670	943,076
Net accretion of discount on investments	5,837	2,942
Payment-in-kind	3,515	969
Net realized gain (loss) on investments	60	74
Investments sold or repaid	(174,925)	(46,526)
Investments, end of period	$1,705,090	$1,264,933
Principal amount of investments funded
First lien debt	$614,718	$940,055
Second lien debt	4,356	14,518
Other Investments(2)	908	7,704
Total	$619,982	$962,277
Amount of investments sold/fully repaid, at principal
First lien debt	$81,285	$18,634
Total	$81,285	$18,634
Weighted average yield on debt investments, at cost(3)	11.9%	10.9%
Weighted average yield on debt investments, at fair value(3)	12.0%	11.2%
Number of portfolio companies	126	101
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
Investment Performance Rating
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
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023		December 31, 2022
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,649,919	97.8	1,234,145	100.0
Risk rating 3	21,632	1.3	—	—
Risk rating 4	15,995	0.9	—	—
	$1,687,546	100.0%	$1,234,145	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total investment income	$176,538	$74,329
Less: Total expenses	79,958	29,803
Net investment income (loss) before taxes	96,580	44,526
Less: Excise tax expense	92	77
Net investment income (loss) after taxes	96,488	44,449
Net change in unrealized appreciation (depreciation)	13,005	(30,994)
Net realized gain (loss)	67	68
Net increase (decrease) in Members' Capital resulting from operations	$109,560	$13,523

Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Investment income:
Interest income	$168,475	$70,696
Payment-in-kind	2,669	446
Dividend income	1,145	672
Other income	4,249	2,515
Total Investment Income	$176,538	$74,329
Total investment income increased from $74,329 for the year ended December 31, 2022 to $176,538 for the year ended December 31, 2023. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,264,933 as of December 31, 2022 to $1,705,090 as of December 31, 2023. Weighted average asset yield of debt investments at cost increased from 10.9% at December 31, 2022 to 11.9%
Expenses
Expenses were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Expenses:
Interest and other financing expenses	$64,313	$21,816
Management fees	3,331	1,870
Income based incentive fees	8,963	4,129
Professional fees	1,930	1,283
Organization and offering costs	—	111
Directors' fees	208	205
General and other expenses	1,213	389
Total expenses	$79,958	$29,803
Excise tax expense	$92	$77
Interest Expense and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $64,313 and $21,816 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to higher average borrowings outstanding and increased reference rates. For the year ended December 31, 2023 and December 31, 2022 average borrowings outstanding were $772,833 and $461,667, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023 and December 31, 2022 were 7.26% and 4.07%, respectively.
Management Fees
Management fees were $3,331 and $1,870 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $8,963 and $4,129 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$60	$74
Foreign currency and other transactions	7	(6)
Net realized gain (loss)	67	68
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	13,003	(31,003)
Translation of assets and liabilities in foreign currencies	2	9
Net change in unrealized appreciation (depreciation)	13,005	(30,994)
Net realized and unrealized gains (losses)	$13,072	$(30,926)
For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $13,003 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $31,003 was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets.
See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
For further details of the consolidated results of operations for the period from September 14, 2021 (inception), to December 31, 2021, see annual report Form 10-K filed on March 10, 2023.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of December 31, 2023, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2023, we had approximately $45.1 million of cash, which taken together with our approximately $757.3 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $265 million of uncalled capital commitments to purchase Common Units, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $237.3 million.
Unregistered Sales of Equity Securities
As of December 31, 2023, we had received aggregate capital commitments of $1,000 million.
For the year ended December 31, 2023,we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

For the year ended December 31, 2022, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
October 28, 2022	2,621,919	50,000
December 22, 2022	4,030,091	75,000
Total	18,017,791	$350,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829

The following table summarizes our distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	16,507
Total Distributions			$2.01	$41,918
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
October 03, 2023	1,270,258	24,313
Total	4,410,240	$83,165
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
October 20, 2022	657,939	12,547
Total	1,325,884	$25,748

Debt
Our outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$236,500	$2,000	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	600,000	355,241	244,759	400,000	303,998	96,002
BNP Funding Facility	300,000	153,500	146,500	300,000	138,000	162,000
JPM Funding Facility	500,000	136,000	364,000	—	—	—
Total	$1,638,500	$881,241	$757,259	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On January 2, 2024, the Company extended the maturity date of the CBA Subscription Facility to May 2, 2024. The other material terms of the CBA Subscription Facility remain unchanged.
On February 29, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 3, 2024 to Unitholders of record as of March 29, 2024.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with the financial statements in Part I, Item 1 of this Report, and “Risk Factors” in Part I, Item 1A of the Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Indemnification Agreement.
For further details, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this report.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of this Report and “Part II, Item 1A. Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
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
As of December 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$50,890	$(26,424)	$24,466
Up 200 basis points	$33,927	$(17,616)	$16,311
Up 100 basis points	$16,963	$(8,808)	$8,155
Up 25 basis points	$4,241	$(2,202)	$2,039
Down 25 basis points	$(4,241)	$2,202	(2,039)
Down 100 basis points	$(16,963)	$8,808	$(8,155)
Down 200 basis points	$(33,927)	$17,616	$(16,311)
Down 300 basis points	$(50,890)	$26,424	$(24,466)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, cash flows and financial highlights for the years ended December 31, 2023 and 2022 and the period from September 14, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the years ended December 31, 2023 and 2022 and the period from September 14, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
New York, NY
March 6, 2024

We have served as the Company's auditor since 2021.

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2023	December 31, 2022

Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,705,090 and $1,264,933)	$1,687,546	$1,234,145
Cash	45,064	36,459
Deferred financing costs	12,626	5,411
Interest and dividend receivable from non-controlled/non-affiliated investments	13,025	8,732
Receivable for investments sold/repaid	156	522
Prepaid expenses and other assets	24	21
Total assets	1,758,441	1,285,290

Liabilities
Debt	881,241	676,498
Payable to affiliates (Note 3)	1,479	1,076
Dividends payable	27,744	16,507
Management fees payable	919	653
Income based incentive fees payable	2,632	1,639
Interest and other financing costs payable	12,445	5,607
Accrued expenses and other liabilities	2,002	1,227
Total liabilities	928,462	703,207

Commitments and Contingencies (Note 7)

Members' Capital
Common units (43,350,240 and 31,090,702 common units issued and outstanding)	43	31
Paid-in capital in excess of par value	843,615	610,553
Total distributable earnings (loss)	(13,679)	(28,501)
Total members' capital	$829,979	$582,083
Total liabilities and members' capital	$1,758,441	$1,285,290
Net asset value per unit	$19.15	$18.72
The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$168,475	$70,696	$1,176
Payment-in-kind	2,669	446	—
Dividend income	1,145	672	11
Other income	4,249	2,515	89
Total investment income	176,538	74,329	1,276
Expenses:
Interest and other financing expenses	64,313	21,816	410
Management fees	3,331	1,870	95
Income based incentive fees	8,963	4,129	—
Professional fees	1,930	1,283	178
Organization and offering costs	—	111	324
Directors' fees	208	205	44
General and other expenses	1,213	389	90
Total expenses	79,958	29,803	1,141
Net investment income (loss) before taxes	96,580	44,526	135
Excise tax expense	92	77	—
Net investment income (loss) after taxes	96,488	44,449	135

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	60	74	—
Foreign currency and other transactions	7	(6)	—
Net realized gain (loss)	67	68	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	13,003	(31,003)	—
Translation of assets and liabilities in foreign currencies	2	9	—
Net change in unrealized appreciation (depreciation)	13,005	(30,994)	—
Net realized and unrealized gain (loss)	13,072	(30,926)	—
Net increase (decrease) in members' capital resulting from operations	$109,560	$13,523	$135

Per unit information—basic and diluted
Net investment income (loss) per unit (basic and diluted)	$2.56	$2.29	$0.02
Earnings (loss) per unit (basic and diluted)	$2.91	$0.70	$0.02
Weighted average units outstanding:	37,686,642	19,376,645	5,989,635

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Members' Capital at beginning of period:	$582,083	$234,730	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	96,488	44,449	135
Net realized gain (loss)	67	68	—
Net change in unrealized appreciation (depreciation)	13,005	(30,994)	—
Net increase (decrease) in members’ capital resulting from operations	109,560	13,523	135

Distributions to unitholders from:
Distributable earnings	(94,829)	(41,918)	(415)
Total distributions to unitholders	(94,829)	(41,918)	(415)

Capital transactions:
Issuance of common units	150,000	350,000	235,010
Reinvestment of dividends	83,165	25,748	—
Net increase in Members' Capital resulting from capital transactions	233,165	375,748	235,010
Total increase (decrease) in Members' Capital	247,896	347,353	234,730
Members' Capital at end of period	$829,979	$582,083	$234,730
Distributions per share	$2.48	$2.01	$0.04

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$109,560	$13,523	$135
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(13,003)	31,003	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2)	(9)	—
Net realized (gain) loss on investments	(60)	(74)	—
Net realized (gain) loss on foreign currency transactions	(7)	6	—
Net accretion of discount and amortization of premium on investments	(5,837)	(2,942)	(70)
Payment-in-kind interest and dividend capitalized	(3,515)	(969)	—
Amortization of deferred financing costs	3,021	1,458	125
Amortization of deferred offering costs	—	86	11
Purchases of investments and change in payable for investments purchased	(605,670)	(943,076)	(366,593)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	175,295	46,044	2,227
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(4,293)	(8,010)	(722)
(Increase) decrease in prepaid expenses and other assets	(3)	131	(152)
(Decrease) increase in payable to affiliates	403	382	694
(Decrease) increase in management fees payable	266	558	95
(Decrease) increase in incentive fees payable	993	1,639	—
(Decrease) increase in interest payable	5,844	5,372	151
(Decrease) increase in accrued expenses and other liabilities	775	655	572
Net cash provided by (used in) operating activities	(336,233)	(854,223)	(363,527)

Cash flows from financing activities:
Borrowings on debt	433,500	1,116,788	214,000
Repayments on debt	(229,000)	(654,500)	—
Proceeds from issuance of Common Units	150,000	350,000	235,010
Deferred financing costs paid	(9,244)	(6,095)	(815)
Tax withholding paid	(427)	(78)	—
Offering costs paid	—	(26)	(71)
Net cash provided by (used in) financing activities	344,829	806,089	448,124
Net increase (decrease) in cash	8,596	(48,134)	84,597
Effect of foreign exchange rate changes on cash	9	(4)	—
Cash at beginning of period	36,459	84,597	—
Cash at end of period	$45,064	$36,459	$84,597

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$77	$2	$—
Accrued but unpaid dividends	$27,744	$16,507	$415
Interest expense paid	$55,427	$15,120	$—
Dividend reinvestment paid	$83,165	$25,748	$—
Accrued but unpaid deferred financing costs	$1,078	$—	$790
Accrued but unpaid deferred offering costs	$—	$—	$8

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (8)	S +	5.75%	11.13%	9/14/2029	17,420	$17,126	$17,420	2.10%
Mantech International CP	(4) (6) (14)	S +	5.75%	11.13%	9/14/2029	1,504	1,455	1,504	0.18
Mantech International CP	(4) (6) (14)	S +	5.75%	11.13%	9/14/2028	—	(41)	—	—
							18,540	18,924	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (9)	S +	5.75%	11.18%	6/11/2027	10,402	10,245	10,326	1.24
Omni Intermediate Holdings, LLC	(4) (5) (8) (9)	S +	5.00%	10.54%	12/30/2026	22,097	21,948	21,052	2.54
Omni Intermediate Holdings, LLC	(4) (5) (8) (14)	S +	5.00%	10.54%	12/30/2026	2,317	2,298	2,203	0.27
Omni Intermediate Holdings, LLC	(4) (14)	P +	4.00%	12.50%	12/30/2025	1,545	1,534	1,451	0.17
RoadOne IntermodaLogistics	(4) (5) (8)	S +	6.25%	11.61%	12/29/2028	337	328	331	0.04
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.61%	12/29/2028	31	29	29	—
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.61%	12/29/2028	4	2	3	—
							36,384	35,395	4.26
Automobile Components
Continental Battery Company	(4) (5) (10)	S +	6.75% (incl. 4.08% PIK)	12.34%	1/20/2027	6,204	6,122	5,165	0.62
Randy's Holdings, Inc.	(4) (5) (9)	S +	6.50%	11.87%	11/1/2028	12,261	11,947	12,220	1.47
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.87%	11/1/2028	—	(50)	(14)	—
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.87%	11/1/2028	477	437	471	0.06
Sonny's Enterprises, LLC	(4) (5) (8)	S +	6.75%	12.28%	8/5/2028	11,408	11,154	11,408	1.37
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.28%	8/5/2028	1,065	1,011	1,065	0.13
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.28%	8/5/2027	—	(51)	—	—
							30,570	30,315	3.65
Automobiles
ARI Network Services, Inc.	(4) (6) (9)	S +	5.25%	10.60%	2/28/2025	14,087	13,973	13,952	1.68
Portfolio Group	(4) (5) (14)	S +	6.00%	11.59%	12/2/2025	989	938	966	0.12
Summit Buyer, LLC	(4) (5) (14)	S +	5.75%	11.26%	1/14/2026	2,358	2,257	2,167	0.26
Summit Buyer, LLC	(4) (14)	P +	4.75%	13.25%	1/14/2026	—	(14)	(16)	—
							17,154	17,069	2.06
Biotechnology
GraphPad Software, LLC	(4) (5) (9)	S +	5.50%	11.22%	4/27/2027	19,024	18,896	18,951	2.28
GraphPad Software, LLC	(4) (5) (14)	S +	5.50%	11.13%	4/27/2027	10,588	10,523	10,548	1.27
							29,419	29,499	3.55
Chemicals
Tank Holding Corp.	(4) (6) (8) (9)	S +	5.75%	11.21%	3/31/2028	26,927	26,475	25,807	3.11
Tank Holding Corp.	(4) (6) (14)	S +	5.75%	11.21%	3/31/2028	524	496	494	0.06

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Tank Holding Corp.	(6) (14)	S +	5.75%	11.21%	3/31/2028	356	$337	$296	0.04%
V Global Holdings, LLC	(4) (6) (9)	S +	5.75%	11.21%	12/22/2027	7,888	7,768	7,729	0.93
V Global Holdings, LLC	(4) (6) (14)	S +	5.75%	11.21%	12/22/2025	448	436	426	0.05
							35,512	34,752	4.19
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	6.75%	12.11%	12/9/2029	6,180	6,014	6,180	0.74
Atlas Us Finco, Inc.	(4) (5) (11) (14)	S +	6.75%	12.11%	12/9/2028	—	(14)	—	—
BPG Holdings IV Corp.	(4) (6) (10)	S +	6.00%	11.36%	7/29/2029	8,471	7,979	8,272	1.00
Encore Holdings, LLC	(4) (6) (9)	S +	4.50%	10.45%	11/23/2028	1,221	1,204	1,221	0.15
Encore Holdings, LLC	(4) (6)	S +	4.50%	10.45%	11/23/2028	2,374	2,341	2,374	0.29
Encore Holdings, LLC	(4) (6) (14)	S +	4.50%	10.45%	11/23/2027	—	(4)	—	—
Energy Labs Holdings Corp.	(4) (5) (8)	S +	5.25%	10.71%	4/7/2028	384	379	379	0.05
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.71%	4/7/2028	36	36	36	—
Energy Labs Holdings Corp.	(4) (5) (14)	S +	5.25%	10.71%	4/7/2028	23	23	23	—
FLS Holding, Inc.	(4) (5) (9) (11)	S +	5.25%	10.77%	12/15/2028	20,293	19,981	20,172	2.43
FLS Holding, Inc.	(4) (5) (8) (11)	S +	5.25%	10.77%	12/15/2028	4,758	4,685	4,730	0.57
FLS Holding, Inc.	(4) (5) (11) (14)	S +	5.25%	10.77%	12/17/2027	—	(25)	(12)	—
Helios Service Partners, LLC	(4) (5)	S +	6.25%	11.88%	3/19/2027	2,681	2,620	2,654	0.32
Helios Service Partners, LLC	(4) (5) (14)	S +	6.25%	11.88%	3/19/2027	2,723	2,633	2,672	0.32
Helios Service Partners, LLC	(4) (5) (14)	S +	6.00%	11.62%	3/19/2027	292	281	287	0.03
Iris Buyer, LLC	(4) (5) (10)	S +	6.25%	11.60%	10/2/2030	3,004	2,924	2,924	0.35
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.60%	10/2/2030	62	56	56	0.01
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.60%	10/2/2029	—	(11)	(11)	—
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	6.75%	12.10%	12/9/2029	10,855	10,639	10,639	1.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	S +	5.00%	10.54%	12/20/2028	19,444	19,147	18,867	2.27
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	S +	5.00%	10.54%	12/20/2028	961	945	932	0.11
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (14)	S +	5.00%	10.54%	12/20/2028	—	(14)	(35)	—
Sherlock Buyer Corp.	(4) (5) (9)	S +	5.75%	11.20%	12/8/2028	24,489	24,115	24,474	2.95
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.20%	12/8/2028	—	(51)	(4)	—
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.20%	12/8/2027	—	(38)	(2)	—
Surewerx Purchaser III, Inc.	(4) (6) (10) (11)	S +	6.75%	12.10%	12/28/2029	1,107	1,077	1,107	0.13
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.10%	12/28/2029	—	(4)	—	—
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.10%	12/28/2028	117	111	117	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(4) (5) (9) (14)	S +	5.75%	11.23%	11/30/2026	5,008	$4,939	$3,906	0.47%
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.75%	11.28%	3/13/2028	15,256	15,022	14,890	1.79
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.75%	11.28%	3/13/2028	556	529	529	0.06
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.75%	11.28%	3/13/2028	—	(35)	(59)	(0.01)
Vensure Employer Services, Inc.	(4) (6) (14)	S +	5.25%	10.63%	4/1/2027	540	503	503	0.06
VRC Companies, LLC	(4) (5) (10)	S +	5.75%	11.12%	6/29/2027	15,644	15,468	15,624	1.88
VRC Companies, LLC	(4) (5)	S +	5.75%	11.12%	6/29/2027	18,995	18,793	18,970	2.29
							162,248	162,415	19.57
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6)	S +	5.25%	10.74%	10/19/2028	8,044	7,908	7,859	0.95
LJ Avalon Holdings, LLC	(4) (5) (8)	S +	6.50%	12.04%	2/1/2030	2,974	2,894	2,906	0.35
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.50%	12.04%	2/1/2030	474	451	446	0.05
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.50%	12.04%	2/1/2029	—	(12)	(11)	—
Superman Holdings, LLC	(4) (5) (8)	S +	6.13%	11.47%	8/31/2027	6,277	6,141	6,198	0.75
Superman Holdings, LLC	(4) (5) (14)	S +	6.13%	11.47%	8/31/2027	—	(16)	(19)	—
							17,366	17,379	2.09
Containers & Packaging
BP Purchaser, LLC	(4) (6) (9)	S +	5.50%	11.14%	12/11/2028	27,243	26,826	26,474	3.19
Distributors
48Forty Solutions, LLC	(4) (5) (8) (9)	S +	6.00%	11.44%	11/30/2026	25,599	25,214	24,003	2.89
48Forty Solutions, LLC	(4) (14)	P +	5.00%	13.50%	11/30/2026	2,353	2,303	2,108	0.25
ABB Concise Optical Group, LLC	(4) (6) (9)	S +	7.50%	13.01%	2/23/2028	17,008	16,685	14,654	1.77
Avalara, Inc.	(4) (6) (8)	S +	7.25%	12.60%	10/19/2028	11,033	10,833	11,033	1.33
Avalara, Inc.	(4) (6) (14)	S +	7.25%	12.60%	10/19/2028	—	(19)	—	—
Bradyifs Holdings, LLC	(4) (5) (8)	S +	6.00%	11.38%	10/31/2029	6,999	6,862	6,862	0.83
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/31/2029	189	180	180	0.02
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/31/2029	—	(12)	(12)	—
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (10)	S +	5.98%	11.55%	11/1/2028	21,745	21,536	20,954	2.52
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (14)	S +	5.98%	11.47%	11/1/2028	10,267	10,172	9,844	1.19
							93,754	89,626	10.80
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (8)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	21,965	21,552	21,552	2.60
Apex Service Partners, LLC	(4) (5) (14)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	1,167	1,103	1,103	0.13
Apex Service Partners, LLC	(4) (5) (14)	S +	7.00% (incl. 2.00%PIK)	12.38%	10/24/2029	140	108	108	0.01
FPG Intermediate Holdco, LLC	(4) (5) (9)	S +	6.50%	12.04%	3/5/2027	9,945	9,798	9,162	1.10
Groundworks, LLC	(4) (5) (8)	S +	6.50%	11.90%	3/14/2030	4,958	4,828	4,927	0.59

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Groundworks, LLC	(4) (5) (14)	S +	6.50%	11.90%	3/14/2030	120	107	118	0.01
Groundworks, LLC	(4) (5) (14)	S +	6.50%	11.90%	3/14/2029	—	$(7)	$(2)	—%
Heartland Home Services, Inc.	(4) (6)	S +	5.75%	11.11%	12/15/2026	21,401	21,252	21,364	2.57
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.50% (incl. 2.17% PIK)	11.86%	3/1/2028	15,763	15,535	15,482	1.87
Lightspeed Solution, LLC	(4) (6) (14)	S +	6.50% (incl. 2.17% PIK)	11.86%	3/1/2028	849	807	762	0.09
LUV Car Wash Group, LLC	(4) (5) (8) (14)	S +	7.00%	12.55%	12/9/2026	7,316	7,254	7,292	0.88
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	12.16%	7/14/2028	6,835	6,724	6,174	0.74
Magnolia Wash Holdings	(4) (5) (8)	S +	6.50%	12.16%	7/14/2028	1,463	1,440	1,322	0.16
Magnolia Wash Holdings	(4) (5) (14)	S +	6.50%	11.87%	7/14/2028	183	178	151	0.02
Spotless Brands, LLC	(4) (5) (9)	S +	6.50%	12.03%	7/25/2028	9,439	9,285	9,355	1.13
Spotless Brands, LLC	(4) (5) (8)	S +	6.50%	12.03%	7/25/2028	1,787	1,759	1,772	0.21
Spotless Brands, LLC	(4) (5) (14)	S +	6.50%	12.03%	7/25/2028	66	61	63	0.01
Vertex Service Partners, LLC	(4) (6) (8)	S +	5.50%	10.90%	11/8/2030	1,669	1,628	1,628	0.20
Vertex Service Partners, LLC	(4) (6) (14)	S +	5.50%	10.90%	11/8/2030	803	754	754	0.09
Vertex Service Partners, LLC	(4) (6) (14)	S +	5.50%	10.90%	11/8/2030	—	(11)	(11)	—
							104,155	103,076	12.42
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (9)	S +	6.00%	11.54%	7/6/2028	12,661	12,462	10,456	1.26
Abracon Group Holdings, LLC	(4) (6) (14)	S +	6.00%	11.54%	7/6/2028	—	(13)	(161)	(0.02)
Abracon Group Holdings, LLC	(4) (6)	S +	6.00%	11.54%	7/6/2028	841	829	695	0.08
Dwyer Instruments, Inc.	(4) (6) (8) (9) (10)	S +	5.75%	11.17%	7/21/2027	20,888	20,553	20,471	2.47
Dwyer Instruments, Inc.	(4) (6) (14)	S +	5.75%	11.17%	7/21/2027	4,239	4,121	4,106	0.49
Dwyer Instruments, Inc.	(4) (6) (14)	S +	5.75%	11.17%	7/21/2027	—	(30)	(42)	(0.01)
Infinite Bidco, LLC	(4) (7) (8)	S +	6.25%	11.88%	3/2/2028	2,511	2,447	2,496	0.30
Magneto Components Buyco, LLC	(4) (8) (10)	S +	6.00%	11.36%	12/5/2030	23,775	23,342	23,342	2.81
Magneto Components Buyco, LLC	(4) (14)	S +	6.00%	11.36%	12/5/2030	—	(43)	(43)	(0.01)
Magneto Components Buyco, LLC	(4) (14)	S +	6.00%	11.36%	12/5/2029	—	(71)	(71)	(0.01)
							63,597	61,249	7.38
Financial Services
Applitools, Inc.	(4) (6) (10) (11)	S +	6.25% PIK	11.61%	5/25/2029	7,443	7,350	7,265	0.88
Applitools, Inc.	(4) (6) (11) (14)	S +	6.25%	11.61%	5/25/2028	—	(13)	(22)	—
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	12.11%	7/30/2029	969	943	969	0.12
Cerity Partners, LLC	(4) (6)	S +	6.75%	12.11%	7/30/2029	1,362	1,327	1,362	0.16
GC Waves Holdings, Inc.	(4) (6)	S +	6.00%	11.46%	8/11/2028	2,653	2,604	2,604	0.31
GC Waves Holdings, Inc.	(4) (6) (14)	S +	6.00%	11.46%	8/11/2028	724	549	581	0.07
GC Waves Holdings, Inc.	(4) (6) (14)	S +	6.00%	11.46%	8/11/2028	—	(7)	(7)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
SitusAMC Holdings Corp.	(4) (6) (9)	S +	5.50%	10.95%	12/22/2027	21,876	21,710	21,832	2.63
Smarsh, Inc.	(4) (6) (9)	S +	5.75%	11.10%	2/16/2029	4,286	$4,217	$4,213	0.51%
Smarsh, Inc.	(4) (6) (14)	S +	5.75%	11.10%	2/16/2029	536	523	518	0.06
Smarsh, Inc.	(4) (6) (14)	S +	5.75%	11.10%	2/16/2029	—	(4)	(5)	—
Trintech, Inc.	(4) (5) (8) (10)	S +	6.50%	11.86%	7/25/2029	23,273	22,834	22,835	2.75
Trintech, Inc.	(4) (5) (14)	S +	6.50%	11.86%	7/25/2029	571	534	534	0.06
							62,567	62,679	7.55
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(4) (5) (8) (10)	S +	6.75%	12.00%	3/13/2029	16,568	16,133	16,531	1.99
Tidi Legacy Products, Inc.	(4) (5) (8) (10)	S +	5.50%	10.86%	12/19/2029	5,707	5,593	5,593	0.67
Tidi Legacy Products, Inc.	(4) (5) (14)	S +	5.50%	10.86%	12/19/2029	—	(15)	(15)	—
Tidi Legacy Products, Inc.	(4) (5) (14)	S +	5.50%	10.86%	12/19/2029	—	(21)	(21)	—
YI, LLC	(4) (5) (8)	S +	5.75%	11.09%	12/3/2029	8,787	8,612	8,612	1.04
YI, LLC	(4) (5) (14)	S +	5.75%	11.09%	12/1/2029	—	(18)	(18)	—
YI, LLC	(4) (5) (14)	S +	5.75%	11.09%	12/3/2029	—	(27)	(27)	—
							30,257	30,655	3.69
Health Care Providers & Services
Advarra Holdings, Inc.	(4) (7) (10)	S +	5.25%	10.61%	8/24/2029	20,276	19,973	19,972	2.41
Advarra Holdings, Inc.	(4) (7) (14)	S +	5.25%	10.61%	8/24/2029	—	(13)	(28)	—
DCA Investment Holdings, LLC	(4) (6) (8) (10)	S +	6.50%	11.85%	4/3/2028	20,655	20,302	20,175	2.43
DCA Investment Holdings, LLC	(4) (6) (8)	S +	6.50%	11.85%	4/3/2028	3,288	3,233	3,212	0.39
Gateway US Holdings, Inc.	(4) (6) (10) (11)	S +	6.50%	11.85%	9/22/2026	5,260	5,229	5,260	0.63
Gateway US Holdings, Inc.	(4) (6) (11)	S +	6.50%	11.85%	9/22/2026	1,482	1,474	1,482	0.18
Gateway US Holdings, Inc.	(4) (6) (11) (14)	S +	6.50%	11.85%	9/22/2026	—	(1)	—	—
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	4.75%	10.21%	12/10/2026	5,967	5,930	5,912	0.71
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	4.75%	10.21%	12/10/2026	13,510	13,429	13,386	1.61
Heartland Veterinary Partners, LLC	(4) (5) (14)	S +	4.75%	10.21%	12/10/2026	—	(7)	(11)	—
iCIMS, Inc.	(4) (6) (8) (9)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	7,241	7,148	7,241	0.87
iCIMS, Inc.	(4) (6) (14)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	—	(2)	—	—
iCIMS, Inc.	(4) (6) (14)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	26	25	26	—
Intelerad Medical Systems Incorporated	(4) (5) (9) (11)	S +	6.50%	12.03%	8/21/2026	13,098	12,819	12,334	1.49
Intelerad Medical Systems Incorporated	(4) (5) (11)	S +	6.50%	12.03%	8/21/2026	894	882	842	0.10
mPulse Mobile, Inc.	(4) (6) (9)	S +	6.50%	11.97%	12/17/2027	9,900	9,758	9,776	1.18
mPulse Mobile, Inc.	(4) (6)	S +	6.50%	11.97%	12/17/2027	20,004	19,675	19,754	2.38
mPulse Mobile, Inc.	(4) (6) (14)	S +	6.50%	11.97%	12/17/2027	—	(66)	(62)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(4) (5)	S +	6.50%	11.97%	5/31/2030	23,107	22,671	22,931	2.76
Pareto Health Intermediate Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.97%	5/31/2029	—	(49)	(21)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC	(4) (6)	S +	5.75%	11.14%	8/31/2029	16,485	15,884	16,175	1.95
PPV Intermediate Holdings, LLC	(4) (6) (14)	S +	5.75%	11.14%	8/31/2029	—	$(29)	$(50)	(0.01)%
Stepping Stones Healthcare Services, LLC	(4) (6) (8)	S +	5.75%	11.20%	1/2/2029	4,298	4,249	4,238	0.51
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.75%	11.20%	1/2/2029	965	952	947	0.11
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.75%	11.20%	12/30/2026	—	(6)	(9)	—
Tivity Health, Inc.	(4) (6) (8)	S +	6.00%	11.35%	6/28/2029	2,686	2,653	2,682	0.32
Vardiman Black Holdings, LLC	(4) (7) (12)	S +	9.00% (incl. 2.00% PIK)	14.40%	3/18/2027	5,643	5,601	4,692	0.57
Vardiman Black Holdings, LLC	(4) (7) (12)	S +	9.00% (incl. 2.00% PIK)	14.40%	3/18/2027	6,699	6,648	5,570	0.67
Vermont Aus Pty Ltd	(4) (6) (8) (10) (11)	S +	5.50%	11.00%	3/23/2028	12,527	12,289	12,291	1.48
							190,651	188,717	22.74
Health Care Technology
Hyland Software, Inc.	(4) (6) (10)	S +	6.00%	11.36%	9/19/2030	20,279	19,983	20,052	2.42
Hyland Software, Inc.	(4) (6) (14)	S +	6.00%	11.36%	9/19/2029	—	(14)	(11)	—
							19,969	20,041	2.41
Industrial Conglomerates
Excelitas Technologies Corp.	(4) (6) (8) (9)	S +	5.75%	11.23%	8/13/2029	38,945	38,302	38,606	4.65
Excelitas Technologies Corp.	(4) (6) (9)	E +	5.75%	9.74%	8/13/2029	€6,621	6,735	7,250	0.87
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.23%	8/13/2029	3,491	3,431	3,450	0.42
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.23%	8/14/2028	2,215	2,160	2,184	0.26
Raptor Merger Sub Debt, LLC	(4) (6) (10)	S +	6.75%	12.10%	4/1/2029	32,233	31,399	32,200	3.88
Raptor Merger Sub Debt, LLC	(4) (6) (14)	S +	6.75%	12.10%	4/1/2028	488	431	486	0.06
							82,458	84,176	10.14
Insurance Services
Amerilife Holdings, LLC	(4) (6) (8)	S +	5.75%	11.15%	8/31/2029	17,070	16,784	16,846	2.03
Amerilife Holdings, LLC	(4) (6) (14)	S +	5.75%	11.15%	8/31/2029	6,087	5,918	5,937	0.72
Amerilife Holdings, LLC	(4) (6) (14)	S +	5.75%	11.15%	8/31/2028	—	(57)	(48)	(0.01)
Foundation Risk Partners Corp.	(4) (6) (8) (10)	S +	6.00%	12.02%	10/29/2028	6,357	6,210	6,357	0.77
Foundation Risk Partners Corp.	(4) (6) (14)	S +	6.00%	12.02%	10/29/2028	7,455	7,325	7,455	0.90
Galway Borrower, LLC	(4) (6) (10)	S +	5.25%	10.90%	9/29/2028	13,448	13,206	13,188	1.59
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.90%	9/29/2028	—	(92)	(108)	(0.01)
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.90%	9/30/2027	—	(6)	(12)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (9)	S +	5.50%	10.96%	11/24/2028	3,627	3,600	3,626	0.44
Higginbotham Insurance Agency, Inc.	(4) (5) (14)	S +	5.50%	10.96%	11/24/2028	9,549	9,471	9,546	1.15
High Street Buyer, Inc.	(4) (6) (14)	S +	5.75%	11.00%	2/2/2029	15,008	14,678	15,008	1.81
Long Term Care Group, Inc.	(4) (6) (9)	S +	7.00% (incl. 6.00% PIK)	12.66%	9/8/2027	11,765	11,599	9,740	1.17
Inszone Mid, LLC	(4) (5)	S +	5.75%	11.11%	11/12/2029	6,930	6,793	6,792	0.82
Inszone Mid, LLC	(4) (5) (14)	S +	5.75%	11.11%	11/12/2029	829	720	720	0.09

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Inszone Mid, LLC	(4) (5) (14)	S +	5.75%	11.11%	11/12/2029	—	(25)	(25)	—
Integrity Marketing Acquisition, LLC	(4) (6) (8) (9)	S +	6.00%	11.49%	8/27/2026	18,188	$17,996	$17,836	2.15%
Integrity Marketing Acquisition, LLC	(4) (6) (10)	S +	6.00%	11.49%	8/27/2026	13,409	13,271	13,151	1.58
Integrity Marketing Acquisition, LLC	(4) (6) (14)	S +	6.00%	11.49%	8/27/2026	—	(19)	(9)	—
Keystone Agency Investors	(4) (5) (9) (10)	S +	5.50%	11.00%	5/3/2027	9,033	8,935	8,900	1.07
Keystone Agency Investors	(4) (5) (10)	S +	5.50%	11.00%	5/3/2027	10,657	10,544	10,501	1.27
Patriot Growth Insurance Services, LLC	(4) (6)	S +	5.50%	11.25%	10/14/2028	4,482	4,413	4,438	0.53
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8)	S +	6.00%	11.69%	11/1/2028	3,413	3,359	3,383	0.41
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8) (9) (14)	S +	6.00%	11.47%	11/1/2028	13,492	13,353	13,295	1.60
RSC Acquisition, Inc.	(4) (6) (9) (10)	S +	5.50%	11.01%	11/1/2029	25,587	25,403	25,370	3.06
RSC Acquisition, Inc.	(4) (6) (14)	S +	6.00%	11.39%	11/1/2029	104	96	99	0.01
Summit Acquisition, Inc.	(4) (6) (8)	S +	6.75%	12.10%	5/1/2030	14,499	14,099	14,281	1.72
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.10%	5/1/2030	—	(44)	(48)	(0.01)
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.10%	5/1/2029	—	(43)	(24)	—
World Insurance Associates, LLC	(4) (5) (8) (9) (10)	S +	6.00%	11.37%	4/3/2028	38,070	37,535	36,862	4.44
							245,022	243,057	29.28
Interactive Media & Services
Triple Lift, Inc.	(4) (6) (8)	S +	5.75%	11.17%	5/5/2028	4,667	4,597	4,342	0.52
IT Services
Catalis Intermediate, Inc.	(4) (6) (9)	S +	5.50%	11.00%	8/4/2027	23,638	23,231	22,338	2.69
Catalis Intermediate, Inc.	(4) (6)	S +	5.50%	11.00%	8/4/2027	5,318	5,238	5,026	0.61
Catalis Intermediate, Inc.	(4) (6) (14)	S +	5.50%	11.00%	8/4/2027	986	941	829	0.10
Donuts, Inc.	(4) (5) (10)	S +	6.00%	11.59%	12/29/2027	11,668	11,668	11,660	1.40
Redwood Services Group, LLC	(4) (6) (9)	S +	6.25%	11.70%	6/15/2029	7,898	7,765	7,703	0.93
Redwood Services Group, LLC	(4) (6) (8) (14)	S +	6.25%	11.70%	6/15/2029	4,162	4,117	4,050	0.49
							52,960	51,606	6.22
Machinery
Answer Acquisition, LLC	(4) (5) (9)	S +	5.75%	11.25%	12/30/2026	23,360	23,055	23,014	2.77
Answer Acquisition, LLC	(4) (5) (14)	S +	5.75%	11.25%	12/30/2026	1,412	1,390	1,385	0.17
Chase Intermediate, LLC	(4) (14)	S +	5.25%	11.00%	10/30/2028	—	(39)	(77)	(0.01)
Chase Intermediate, LLC	(4) (14)	S +	5.25%	11.00%	10/30/2028	—	(4)	(4)	—
MHE Intermediate Holdings, LLC	(4) (5) (8) (9)	S +	6.00%	11.60%	7/21/2027	10,295	10,202	10,196	1.23
MHE Intermediate Holdings, LLC	(4) (5) (8)	S +	6.00%	11.60%	7/21/2027	1,968	1,941	1,963	0.24
							36,545	36,477	4.39

Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (10)	S +	5.50%	10.95%	12/24/2029	9,502	8,978	9,358	1.13

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
AWP Group Holdings, Inc.	(4) (5) (14)	S +	5.50%	10.95%	12/24/2029	91	72	62	0.01
AWP Group Holdings, Inc.	(4) (5) (14)	S +	5.50%	10.95%	12/24/2029	157	$143	$145	0.02%
							9,193	9,565	1.15
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8) (11)	S +	5.75%	11.11%	5/25/2029	8,052	7,916	8,052	0.97
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.11%	5/25/2029	520	505	520	0.06
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.11%	5/25/2029	641	627	641	0.08
							9,048	9,213	1.11
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (8)	S +	6.50%	12.00%	12/31/2027	4,750	4,613	4,671	0.56
Bridgepointe Technologies, LLC	(4) (5) (14)	S +	6.50%	12.00%	12/31/2027	2,051	1,880	1,960	0.24
GPS Merger Sub, LLC	(4) (5) (10)	S +	6.00%	11.38%	10/2/2029	2,113	2,072	2,072	0.25
GPS Merger Sub, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/2/2029	—	(5)	(5)	—
GPS Merger Sub, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/2/2029	—	(8)	(8)	—
KENG Acquisition, Inc.	(4) (5) (8)	S +	6.25%	11.60%	8/1/2029	2,476	2,417	2,444	0.29
KENG Acquisition, Inc.	(4) (5) (14)	S +	6.25%	11.60%	8/1/2029	308	282	284	0.03
KENG Acquisition, Inc.	(4) (5) (14)	S +	6.25%	11.60%	8/1/2029	75	59	66	0.01
KWOR Acquisition, Inc.	(4) (5) (8) (9)	S +	5.25%	10.71%	12/22/2028	16,272	16,070	16,039	1.93
KWOR Acquisition, Inc.	(4) (5) (14)	S +	5.25%	10.71%	12/22/2028	951	916	902	0.11
KWOR Acquisition, Inc.	(4) (14)	P +	4.25%	12.75%	12/22/2027	787	768	760	0.09
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.64%	5/2/2029	8,096	8,032	8,088	0.97
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.64%	5/2/2029	—	(5)	(1)	—
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.64%	5/2/2028	—	(5)	(1)	—
							37,086	37,271	4.49
Real Estate Management & Development
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50% PIK)	12.17%	7/2/2027	5,820	5,781	5,764	0.69
Associations, Inc.	(4) (5) (14)	S +	6.50% (incl. 2.50% PIK)	12.17%	7/2/2027	5,298	5,261	5,247	0.63
MRI Software, LLC	(4) (5) (8) (10)	S +	5.50%	10.90%	2/10/2027	15,554	15,520	15,468	1.86
MRI Software, LLC	(4) (5) (14)	S +	5.50%	10.90%	2/10/2027	—	(8)	(8)	—
MRI Software, LLC	(4) (5) (14)	S +	5.50%	10.90%	2/10/2027	—	(3)	(6)	—
Zarya Intermediate, LLC	(4) (5) (9) (11)	S +	6.50%	11.89%	7/1/2027	27,237	27,237	27,237	3.28
Zarya Intermediate, LLC	(4) (5) (11) (14)	S +	6.50%	11.89%	7/1/2027	2,406	2,406	2,406	0.29
							56,194	56,108	6.76
Software
Anaplan, Inc.	(4) (6) (8) (10)	S +	6.50%	11.85%	6/21/2029	22,583	22,253	22,583	2.72

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(4) (5) (8)	S +	5.65%	11.03%	3/9/2027	576	574	568	0.07
Appfire Technologies, LLC	(4) (5) (14)	S +	5.65%	11.03%	3/9/2027	—	$(7)	$(10)	—%
Appfire Technologies, LLC	(4) (14)	P +	4.50%	13.00%	3/9/2027	28	27	26	—
Bottomline Technologies, Inc.	(4) (6) (10)	S +	5.25%	10.68%	5/14/2029	18,459	18,149	18,406	2.22
Bottomline Technologies, Inc.	(4) (6) (14)	S +	5.25%	10.68%	5/15/2028	—	(19)	—	—
Coupa Holdings, LLC	(4) (6) (8)	S +	7.50%	12.86%	2/27/2030	17,712	17,309	17,519	2.11
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.86%	2/27/2030	—	(8)	(8)	—
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.86%	2/27/2029	—	(12)	(6)	—
Cyara AcquisitionCo, LLC	(4) (5)	S +	6.75% (incl. 2.50% PIK)	12.08%	6/28/2029	13,216	12,879	12,978	1.56
Cyara AcquisitionCo, LLC	(4) (5) (14)	S +	6.75% (incl. 2.50% PIK)	12.08%	6/28/2029	—	(22)	(16)	—
E-Discovery AcquireCo, LLC	(4) (5) (8)	S +	6.50%	11.89%	8/29/2029	6,955	6,789	6,833	0.82
E-Discovery AcquireCo, LLC	(4) (5) (14)	S +	6.50%	11.89%	8/29/2029	—	(15)	(11)	—
Fullsteam Operations, LLC	(4) (5)	S +	8.25%	13.78%	11/27/2029	4,250	4,124	4,124	0.50
Fullsteam Operations, LLC	(4) (5) (14)	S +	8.25%	13.78%	11/27/2029	405	370	370	0.04
Fullsteam Operations, LLC	(4) (5) (14)	S +	8.25%	13.78%	11/27/2029	—	(7)	(7)	—
GS AcquisitionCo, Inc.	(4) (5) (8)	S +	5.50%	11.00%	5/22/2026	6,590	6,546	6,590	0.79
GS AcquisitionCo, Inc.	(4) (5) (14)	S +	5.50%	11.00%	5/22/2026	—	(2)	—	—
Kaseya, Inc.	(4) (6) (10)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	10,397	10,268	10,350	1.25
Kaseya, Inc.	(4) (6) (14)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	38	35	36	—
Kaseya, Inc.	(4) (6) (14)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	158	151	155	0.02
LegitScript, LLC	(4) (6) (10)	S +	5.75%	11.11%	6/24/2029	19,096	18,779	18,927	2.28
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.11%	6/24/2029	505	460	458	0.06
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.11%	6/24/2028	719	674	692	0.08
Matrix Parent, Inc.	(6)	S +	5.00%	10.35%	3/1/2029	499	369	339	0.04
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	11.11%	7/22/2029	8,572	8,426	8,502	1.02
Montana Buyer, Inc.	(4) (14)	P +	4.75%	13.25%	7/22/2028	140	125	132	0.02
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (8)	S +	5.00%	10.39%	6/11/2029	4,051	4,021	3,990	0.48
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.39%	6/11/2029	—	(5)	(17)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.39%	6/11/2029	—	(2)	(5)	—
Oak Purchaser, Inc.	(4) (6) (8)	S +	5.50%	10.85%	4/28/2028	4,653	4,618	4,553	0.55
Oak Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.85%	4/28/2028	2,891	2,868	2,824	0.34
Oak Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.85%	4/28/2028	—	(5)	(13)	—
Project Leopard Holdings, Inc.	(7) (9) (11)	S +	5.25%	10.73%	7/20/2029	9,900	9,317	8,902	1.07
Revalize, Inc.	(4) (5) (8) (9)	S +	5.75%	11.21%	4/15/2027	11,630	11,563	11,389	1.37
Revalize, Inc.	(4) (5) (14)	S +	5.75%	11.21%	4/15/2027	355	346	325	0.04
Riskonnect Parent, LLC	(4) (6) (8)	S +	5.50%	11.00%	12/7/2028	1,088	1,072	1,086	0.13

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Riskonnect Parent, LLC	(4) (6) (14)	S +	5.50%	11.00%	12/7/2028	—	(9)	(2)	—
Securonix, Inc.	(4) (6) (10)	S +	6.00%	11.41%	4/5/2028	21,010	$20,727	$19,846	2.39%
Securonix, Inc.	(4) (6) (14)	S +	6.00%	11.41%	4/5/2028	—	(47)	(210)	(0.03)
Trunk Acquisition, Inc.	(4) (5) (9)	S +	5.75%	11.25%	2/19/2027	11,200	11,126	10,996	1.32
Trunk Acquisition, Inc.	(4) (5) (14)	S +	5.75%	11.25%	2/19/2026	—	(6)	(19)	—
							193,799	193,175	23.27
Wireless Telecommunication Services
Mobile Communications America, Inc.	(4) (5) (10)	S +	6.00%	11.35%	10/16/2029	2,553	2,515	2,515	0.30
Mobile Communications America, Inc.	(4) (5) (14)	S +	6.00%	11.35%	10/16/2029	—	(6)	(6)	—
Mobile Communications America, Inc.	(4) (5) (14)	S +	6.00%	11.35%	10/16/2029	—	(6)	(6)	—
							2,503	2,503	0.30
Total First Lien Debt							$1,668,374	$1,655,758	199.49%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (8)	S +	9.15%	14.53%	12/30/2027	3,300	$3,224	$3,097	0.37%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(7) (8)	S +	7.00%	12.65%	3/2/2029	1,800	1,549	1,512	0.18
Infinite Bidco, LLC	(7) (8)	S +	7.00%	12.65%	3/2/2029	2,500	2,153	2,100	0.25
							3,702	3,612	0.44
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	8.00%	13.46%	12/10/2027	2,520	2,484	2,468	0.30
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	8.00%	13.46%	12/10/2027	980	965	960	0.12
							3,449	3,428	0.41
Software
Matrix Parent, Inc.	(4) (7) (12)	S +	8.00%	13.53%	3/1/2030	10,667	10,505	5,733	0.69
Total Second Lien Debt							$20,880	$15,870	1.91%
Other Investments
Unsecured Debt
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,643	$1,604	$1,593	0.19%
Total Unsecured Debt							$1,604	$1,593	0.19%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (13)	10.50%		12/21/2021	1,000,000	$1,217	$1,200	0.14%
Knockout Intermediate Holdings I, Inc.	(4) (13)	11.75%		6/25/2022	2,040	2,387	2,389	0.29
Revalize, Inc.	(4) (13)	S + 10.00%		12/14/2021	2,154	2,738	2,704	0.33
RSK Holdings, Inc. (Riskonnect)	(4) (13)	S + 10.50%		7/7/2022	2,123,800	2,386	2,676	0.32
Total Preferred Equity						$8,728	$8,969	1.08
Common Equity
Amerilife Holdings, LLC	(4) (13)			9/1/2022	14,856	$410	$537	0.06%
BP Purchaser, LLC	(4) (13)			12/10/2021	1,383,156	1,379	1,297	0.16
Encore Holdings, LLC	(4) (13)			11/23/2021	1,728	215	430	0.05
Frisbee Holdings, LP (Fetch)	(4) (13)			10/31/2022	18,287	233	233	0.03
Fullsteam Operations, LLC	(4) (13)			11/27/2023	11,564	380	380	0.05
LUV Car Wash	(4) (13)			4/6/2022	1,260	1,260	697	0.08
mPulse Mobile, Inc.	(4) (13)			12/17/2021	105,978	780	779	0.09
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (13)			12/20/2021	500,000	500	645	0.08
Reveal Data Solutions	(4) (13)			8/29/2023	186,769	243	243	0.03
Surewerx Topco, LP	(4) (11) (13)			12/28/2022	104	104	115	0.01
Total Common Equity						$5,504	$5,356	0.65%
Total Other Investments						$15,836	$15,918	1.92%
Total Portfolio Investments						$1,705,090	$1,687,546	203.32%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.91%, the 1-month S at 5.35%, the 3-month S at 5.33%; 6-month S at 5.16%, and the P at 8.50%.

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023 non-qualifying assets represented 7.41% of total assets as calculated in accordance with regulatory requirements.

(12)	Investment was on non-accrual status as of December 31, 2023.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2023, the aggregate fair value of these securities is $14,325 or 1.73% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$1,568	$(98)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	1,822	(28)
AWP Group Holdings, Inc.	Revolver	12/24/2029	572	(9)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	926	(161)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	1,851	(28)
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/6/2025	6,813	(70)
Amerilife Holdings, LLC	Revolver	8/31/2028	3,688	(48)
Answer Acquisition, LLC	Revolver	12/30/2026	422	(6)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	4,086	(50)
Apex Service Partners, LLC	Revolver	10/24/2029	1,611	(30)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	790	(10)
Appfire Technologies, LLC	Revolver	3/9/2027	94	(1)
Applitools, Inc.	Revolver	5/25/2028	$900	$(22)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	44	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	572	—
Avalara, Inc.	Revolver	10/19/2028	1,103	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,333	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	582	(7)
Bradyifs Holdings, LLC	Revolver	10/31/2029	593	(12)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	3,402	(56)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	652	—
Caerus US 1, Inc.	Revolver	5/25/2029	214	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,877	(103)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	4,147	(77)
Chase Intermediate, LLC	Revolver	10/30/2028	207	(4)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	699	(8)
Coupa Holdings, LLC	Revolver	2/27/2029	536	(6)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	887	(16)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	4,860	(48)
Dwyer Instruments, Inc.	Revolver	7/21/2027	2,125	(42)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	632	(11)
Encore Holdings, LLC	Revolver	11/23/2027	359	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	39	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	1,204	(10)
Excelitas Technologies Corp.	Revolver	8/14/2028	1,396	(12)
FLS Holding, Inc.	Revolver	12/17/2027	1,922	(12)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	4/15/2024	855	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	1,527	(27)
Fullsteam Operations, LLC	Revolver	11/27/2029	238	(7)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	7,025	(131)
GC Waves Holdings, Inc.	Revolver	8/11/2028	382	(7)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	546	(5)
GPS Merger Sub, LLC	Revolver	10/2/2029	437	(8)
GS AcquisitionCo, Inc.	Revolver	5/22/2026	374	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	10,468	(108)
Galway Borrower, LLC	Revolver	9/30/2027	414	(12)
Gateway US Holdings, Inc.	Revolver	9/22/2026	213	—
Groundworks, LLC	Delayed Draw Term Loan	9/14/2024	232	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Groundworks, LLC	Revolver	3/14/2029	263	(2)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	(11)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	$2,319	$(23)
Helios Service Partners, LLC	Revolver	3/19/2027	212	(2)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	8/23/2025	490	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2024	12,496	—
Hyland Software, Inc.	Revolver	9/19/2029	961	(11)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	9,322	(99)
Inszone Mid, LLC	Revolver	11/12/2029	1,269	(25)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	472	(9)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	367	(6)
Iris Buyer, LLC	Revolver	10/2/2029	429	(11)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,568	(20)
KENG Acquisition, Inc.	Revolver	8/1/2029	600	(8)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/22/2024	2,540	(36)
KWOR Acquisition, Inc.	Revolver	12/22/2027	1,043	(15)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2024	587	(3)
Kaseya, Inc.	Revolver	6/25/2029	469	(2)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	8/1/2024	740	(17)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	486	(11)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	3/14/2024	2,812	(7)
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	4,753	(42)
LegitScript, LLC	Revolver	6/24/2028	2,276	(20)
Lightspeed Solution, LLC	Delayed Draw Term Loan	3/1/2024	4,044	(72)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	1,708	(9)
MRI Software, LLC	Revolver	2/10/2027	905	(6)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	4,716	(43)
Magneto Components Buyco, LLC	Revolver	12/5/2029	3,930	(71)
Magnolia Wash Holdings	Revolver	7/14/2028	150	(14)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	2,735	—
Mantech International CP	Revolver	9/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	823	(6)
Mobile Communications America, Inc.	Revolver	10/16/2029	412	(6)
Montana Buyer, Inc.	Revolver	7/22/2028	838	(7)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	1,120	(17)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	316	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2024	211	(5)
Oak Purchaser, Inc.	Revolver	4/28/2028	620	(13)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	6/24/2024	97	(5)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	433	(20)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	$6,105	$(50)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	9/2/2024	1,209	(30)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	2,713	(21)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,954	(10)
Portfolio Group	Delayed Draw Term Loan	12/2/2025	1,500	(14)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	(35)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2024	842	(1)
Project Boost Purchaser, LLC	Revolver	5/2/2028	642	(1)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	469	(4)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	4,128	(14)
Randy's Holdings, Inc.	Revolver	11/1/2028	1,175	(4)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2028	1,953	(2)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	368	(9)
Revalize, Inc.	Revolver	4/15/2027	1,064	(22)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/7/2024	1,171	(2)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	56	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	63	(1)
Securonix, Inc.	Revolver	4/5/2028	3,782	(210)
Sherlock Buyer Corp.	Delayed Draw Term Loan	9/6/2025	7,190	(4)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,876	(2)
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2024	536	(9)
Smarsh, Inc.	Revolver	2/16/2029	268	(5)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	1,432	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	2,399	—
Spotless Brands, LLC	Revolver	7/25/2028	239	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/1/2024	276	(4)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(9)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	3,230	(48)
Summit Acquisition, Inc.	Revolver	5/1/2029	1,615	(24)
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	5,629	(135)
Summit Buyer, LLC	Revolver	1/14/2026	650	(16)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	1,488	(19)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	100	—
Sweep Purchaser, LLC	Delayed Draw Term Loan	5/5/2024	455	(92)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	1,095	(17)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tamarack Intermediate, LLC	Revolver	3/13/2028	2,475	(59)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	1,036	(20)
Tank Holding Corp.	Revolver	3/31/2028	$978	$(44)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	1,502	(15)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	1,081	(22)
Trintech, Inc.	Revolver	7/25/2029	1,429	(27)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(20)
V Global Holdings, LLC	Revolver	12/22/2025	644	(13)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	3,889	(32)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	2,410	(37)
Vertex Service Partners, LLC	Revolver	11/8/2030	433	(11)
YI, LLC	Delayed Draw Term Loan	6/6/2025	1,831	(18)
YI, LLC	Revolver	12/3/2029	1,373	(27)
Zarya Intermediate, LLC	Revolver	7/1/2027	401	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	347	—
iCIMS, Inc.	Revolver	8/18/2028	130	—
mPulse Mobile, Inc.	Revolver	12/17/2027	4,996	(62)
Total First Lien Debt Unfunded Commitments			$237,337	$(3,194)
Total Unfunded Commitments			$237,337	$(3,194)

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)	S +	9.00%	13.69%	12/30/2027	3,300	$3,208	$3,167	0.54%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (11)	S +	8.00%	12.81%	12/10/2027	2,520	2,477	2,306	0.40
Heartland Veterinary Partners, LLC	(4) (5) (10)	S +	8.00%	12.81%	12/10/2027	924	907	841	0.14
							3,384	3,147	0.54
Software
Matrix Parent, Inc.	(4) (6) (12)	S +	8.00%	12.55%	03/01/2030	10,667	10,493	9,757	1.68
Total Second Lien Debt							$17,085	$16,071	2.76%

Other Investments
Other Investments
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	1,582	$1,536	$1,536	0.26%
Total Other Investments							$1,536	$1,536	0.26%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (9)		10.50%		12/21/2021	1,000,000	$1,094	$974	0.17%
Knockout Intermediate Holdings I, Inc.	(4) (9)		11.75%		06/25/2022	2,040	2,117	2,038	0.35
Revalize, Inc.	(4) (5) (9)	S +	10.00%		12/14/2021	2,154	2,360	2,178	0.37
Riskonnect Parent, LLC	(4) (9)	S +	10.50%		07/07/2022	2,123,800	2,138	2,209	0.38
Total Preferred Equity							$7,709	$7,399	1.27%
Common Equity
Amerilife Holdings, LLC	(4) (9)				09/01/2022	14,274	$394	$394	0.07%
BP Purchaser, LLC	(4) (9)				12/10/2021	1,233,333	1,233	1,468	0.25
Encore Holdings, LLC	(4) (9)				11/23/2021	1,478	170	278	0.05
Frisbee Holdings, LP (Fetch)	(4) (9)				10/31/2022	18,287	233	233	0.04
LUV Car Wash	(4) (9)				04/06/2022	1,182	1,181	1,181	0.20
mPulse Mobile, Inc.	(4) (9)				12/17/2021	105,978	780	819	0.14
Procure Acquireco, Inc. (Procure Analytics)	(4) (9)				12/20/2021	500,000	500	690	0.12
Surewerx Topco, LP	(4) (8) (9)				12/28/2022	104	104	104	0.02
Total Common Equity							4,595	5,167	0.89%
Total Other Investments							$13,840	$14,102	2.42%
Total Portfolio Investments							$1,264,933	$1,234,145	212.02%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
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

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$3,921	$(200)
ABB Concise Optical Group, LLC	Revolver	02/23/2028	94	(4)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	2,103	(108)
Abracon Group Holdings, LLC	Revolver	07/06/2028	841	(43)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	1,851	(98)
Amerilife Holdings, LLC	Delayed Draw Term Loan	08/31/2024	2,459	(40)
Amerilife Holdings, LLC	Revolver	08/31/2028	3,688	(70)
Answer Acquisition, LLC	Revolver	12/30/2026	1,834	(78)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	1,221	(46)
Appfire Technologies, LLC	Revolver	03/09/2027	115	(4)
Applitools, Inc.	Revolver	05/25/2028	900	(15)
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	4,882	(222)
Atlas Us Finco, Inc.	Revolver	12/09/2028	572	(17)
Avalara, Inc.	Revolver	10/19/2028	901	(22)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	(51)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	2,056	(82)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/31/2024	1,173	(11)
Caerus US 1, Inc.	Revolver	05/25/2029	641	(12)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners, LLC	Delayed Draw Term Loan	12/30/2023	$2,583	$(77)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	03/02/2023	1,881	(28)
Donuts, Inc.	Delayed Draw Term Loan	02/29/2027	5,541	(140)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	07/01/2024	4,249	(192)
Dwyer Instruments, Inc.	Revolver	07/21/2027	1,793	(81)
Encore Holdings, LLC	Delayed Draw Term Loan	11/23/2024	980	(23)
Encore Holdings, LLC	Revolver	11/23/2027	359	(8)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	Delayed Draw Term Loan	08/11/2024	7,223	(350)
Excelitas Technologies Corp.	Revolver	08/14/2028	1,565	(76)
FLS Holding, Inc.	Revolver	12/17/2027	1,922	(31)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	04/14/2024	2,452	(43)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	35	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	60	(3)
Galway Borrower, LLC	Revolver	09/30/2027	414	(18)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	04/15/2024	45	(1)
Gateway US Holdings, Inc.	Revolver	09/22/2024	96	(2)
Govbrands Intermediate, Inc.	Delayed Draw Term Loan	08/04/2023	2,514	(115)
Govbrands Intermediate, Inc.	Revolver	08/04/2027	286	(13)
GraphPad Software, LLC	Delayed Draw Term Loan	12/02/2023	10,588	(349)
Heartland Home Services	Delayed Draw Term Loan	12/15/2026	6,729	(203)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	4,054	(118)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	(35)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	4,975	(133)
High Street Buyer, Inc.	Delayed Draw Term Loan	08/11/2023	15,732	(456)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	06/17/2024	7,088	(320)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	06/22/2024	3,493	(181)
KWOR Acquisition, Inc.	Revolver	12/22/2027	1,829	(95)
Kaseya, Inc.	Delayed Draw Term Loan	06/22/2024	626	(27)
Kaseya, Inc.	Revolver	06/25/2029	626	(27)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	12/09/2026	2,639	(55)
LegitScript	Delayed Draw Term Loan	06/24/2024	5,502	(103)
LegitScript	Revolver	06/24/2028	2,815	(53)
Lightspeed Solution, LLC	Delayed Draw Term Loan	03/01/2028	4,878	(179)
MRI Software, LLC	Delayed Draw Term Loan	02/10/2026	3,153	(64)
Magnolia Wash Holdings	Revolver	07/14/2028	150	(6)
Mammoth Holdings, LLC	Delayed Draw Term Loan	10/16/2023	771	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mantech International CP	Delayed Draw Term Loan	09/14/2024	$4,247	$(110)
Mantech International CP	Revolver	09/14/2028	2,613	(67)
Montana Buyer, Inc.	Revolver	07/22/2028	978	(33)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/09/2024	1,211	(65)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(17)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	2,060	(29)
Oak Purchaser, Inc.	Revolver	04/28/2028	620	(9)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	02/01/2026	4,594	(75)
Oakbridge Insurance Agency, LLC	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	02/01/2023	1,481	(63)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	1,977	(84)
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	07/08/2024	4,179	(193)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/14/2023	474	(23)
Portfolio Group	Delayed Draw Term Loan	12/02/2025	1,500	(54)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	12/20/2023	3,968	(175)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2026	1,190	(53)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	1,483	(14)
Project Boost Purchaser, LLC	Revolver	05/02/2027	642	(6)
QW Holding Corporation	Delayed Draw Term Loan	08/31/2026	496	(18)
QW Holding Corporation	Revolver	08/31/2026	2,833	(106)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	4,128	(57)
Randy's Holdings, Inc.	Revolver	10/31/2027	1,391	(40)
Radwell Parent, LLC	Revolver	04/01/2028	2,442	(71)
Redwood Services Group, LLC	Delayed Draw Term Loan	12/22/2023	531	(23)
Revalize, Inc.	Revolver	04/15/2027	1,419	(66)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	1,171	(45)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	06/30/2024	86	(1)
RoadOne IntermodaLogistics	Revolver	12/30/2028	52	(2)
Securonix, Inc.	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/08/2023	7,190	(159)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,876	(64)
Smarsh, Inc.	Delayed Draw Term Loan	02/16/2029	536	(20)
Smarsh, Inc.	Revolver	02/16/2029	268	(10)
Spectrio, LLC	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	Revolver	07/25/2028	304	(12)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/02/2029	737	(39)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	Delayed Draw Term Loan	07/15/2024	1,499	(66)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/27/2024	$732	$(15)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	341	(10)
Sweep Purchaser, LLC	Delayed Draw Term Loan	05/05/2024	455	(24)
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,223	(98)
Tank Holding Corp.	Revolver	03/31/2028	1,049	(58)
Trunk Acquisition, Inc.	Revolver	02/19/2026	1,071	(49)
V Global Holdings, LLC	Revolver	12/22/2025	1,092	(54)
VRC Companies, LLC	Delayed Draw Term Loan	01/06/2024	12,700	(445)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2027	237	(13)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	(5)
mPulse Mobile, Inc.	Delayed Draw Term Loan	02/17/2023	20,004	(598)
mPulse Mobile, Inc.	Revolver	12/17/2027	3,497	(105)
Total First Lien Debt Unfunded Commitments			$266,106	$(8,526)
Second Lien Debt
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	$56	$(5)
Total Second Lien Debt Unfunded Commitments			$56	$(5)
Total Unfunded Commitments			$266,162	$(8,531)

(11)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Notes to the Consolidated Financial Statements
December 31, 2023
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2023, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”) and T Series Financing II SPV LLC (“Financing SPV II”), T Series Financing III SPV (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Non-Accrual Investments
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
As of December 31, 2023 the Company had two investment on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $22,754. As of December 31, 2022, the Company had no investments on non-accrual status.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from the initial capital call. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Units. As of December 31, 2022, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, is reimbursed by the Company.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded on the Consolidated Statements of Operations.
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
For the year ended December 31, 2023, the Company accrued $92 of U.S. federal excise taxes. For the year ended December 31, 2022, the Company accrued $77 of U.S. federal excise taxes.
New Accounting Pronouncements
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
For the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, base management fees were $3,331, $1,870 and $95, respectively. As of December 31, 2023 and December 31, 2022, $919 and $653 were payable to the Investment Adviser relating to base management fees.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return the any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The Company pays the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized).The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 8.5% of the Company’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
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
For the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, $8,963, $4,129 and $0, of income based incentive fees, respectively, were accrued to the Investment Adviser.
For the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, there were no capital gain incentive fees accrued to the Investment Adviser.
Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of December 31, 2023 and December 31, 2022, there were $2,632 and $1,639, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021, no expenses were incurred under the Administration Agreement.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,668,374	$1,655,758	98.2%	$1,234,008	$1,203,972	97.6%
Second Lien Debt	20,880	15,870	0.9	17,085	16,071	1.3
Other Investments	15,836	15,918	0.9	13,840	14,102	1.1
Total	$1,705,090	$1,687,546	100.0%	$1,264,933	$1,234,145	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022(1)
Aerospace & Defense	1.1%	1.4%
Air Freight & Logistics	2.3	2.9
Automobile Components	1.8	1.5
Automobiles	1.0	1.2
Biotechnology	1.7	1.5
Chemicals	2.1	2.4
Commercial Services & Supplies	9.7	11.9
Construction & Engineering	1.0	0.1
Containers & Packaging	1.6	2.2
Distributors	5.3	9.1
Diversified Consumer Services	6.1	6.5
Electronic Equipment, Instruments & Components	3.8	2.2
Financial Services	3.7	2.9
Health Care Equipment & Supplies	1.8	—
Health Care Providers & Services	11.4	9.3
Health Care Technology	1.2	—
Industrial Conglomerates	5.0	3.5
Insurance Services	14.6	15.2
Interactive Media & Services	0.3	0.3
IT Services	3.1	5.0
Machinery	2.2	3.4
Multi-Utilities	0.6	—
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.6	0.5
Professional Services	2.2	2.1
Real Estate Management & Development	3.3	2.8
Software	12.3	12.1
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition as of December 31, 2022.

(2)	Amount rounds to 0.0% .

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$28,928	$29,110	1.7%	$18,347	$17,869	1.4%
Canada	21,691	21,257	1.3	22,927	22,928	1.9
United Kingdom	9,048	9,213	0.5	8,139	8,139	0.7
United States	1,645,423	1,627,966	96.5	1,215,520	1,185,209	96.0
Total	$1,705,090	$1,687,546	100.0%	$1,264,933	$1,234,145	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,799	$1,623,959	$1,655,758	$—	$31,534	$1,172,438	$1,203,972
Second Lien Debt	—	3,612	12,258	15,870	—	—	16,071	16,071
Other Investments	—	—	15,918	15,918	—	—	14,102	14,102
Total	$—	$35,411	$1,652,135	$1,687,546	$—	$31,534	$1,202,611	$1,234,145

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$1,172,438	$16,071	$14,102	$1,202,611
Purchases of investments	596,707	55	908	597,670
Proceeds from principal repayments and sales of investments	(170,680)	—	—	(170,680)
Accretion of discount/amortization of premium	5,590	38	7	5,635
Payment-in-kind	2,435	—	1,080	3,515
Net change in unrealized appreciation (depreciation)	17,409	(3,906)	(179)	13,324
Net realized gains (losses)	60	—	—	60
Transfers into/out of Level 3(1)	—	—	—	—
Fair value, end of period	$1,623,959	$12,258	$15,918	$1,652,135

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$16,634	$(3,906)	$(179)	$12,549

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022 :

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$355,939	$2,836	$5,623	$364,398
Purchases of investments	887,469	14,221	7,657	909,347
Proceeds from principal repayments and sales of investments	(45,429)	—	—	(45,429)
Accretion of discount/amortization of premium	2,822	28	—	2,850
Payment-in-kind	410	—	559	969
Net change in unrealized appreciation (depreciation)	(28,847)	(1,014)	263	(29,598)
Net realized gains (losses)	74	—	—	74
Transfers into/out of Level 3(1)	—	—	—	—
Fair value, end of period	$1,172,438	$16,071	$14,102	$1,202,611

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(28,847)	$(1,014)	$263	$(29,598)

(1)	Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)
				Low	High
Investments in first lien debt	$1,623,959	Yield Analysis	Discount Rate	8.64%	25.09%	10.99%
Investments in second lien debt	12,258	Yield Analysis	Discount Rate	13.35%	31.13%	22.35%
Investments in other investments:
Other debt	1,593	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	8,969	Income Approach	Discount Rate	12.19%	15.68%	14.72%
Common equity	3,954	Market Approach	EBITDA Multiple	12.5x	18.7x	15.37x
	1,402	Market Approach	Revenue Multiple	7.6x	9.8x	8.86x
Total investment in other investments	15,918
Total investments	$1,652,135

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,166,134	Yield Analysis	Discount Rate	9.20%	14.45%	11.13%
	6,304	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,172,438
Investments in second lien debt	16,071	Yield Analysis	Discount Rate	14.38%	15.25%	14.67%
Investments in other investments:
Other debt	1,536	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	7,399	Income Approach	Discount Rate	12.20%	15.69%	14.92%
Common equity	819	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
	4,348	Market Approach	EBITDA Multiple	11.70x	18.70x	14.23x
Total investment in other investments	14,102
Total Investments	$1,202,611
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

As noted above, the significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the recent transaction is the transaction price. Significant increase in the transaction price in isolation would result in an increase in fair value measurement.
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	$236,500	$236,500	$234,500	$234,500
Barclays Funding Facility	355,241	355,241	303,998	303,998
BNP Funding Facility	153,500	153,500	138,000	138,000
JPM Funding Facility	136,000	136,000	—	—
Total	$881,241	$881,241	$676,498	$676,498
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$236,500	$2,000	$375,000	$234,500	$140,500
Barclays Funding Facility(1)	600,000	355,241	244,759	400,000	303,998	96,002
BNP Funding Facility	300,000	153,500	146,500	300,000	138,000	162,000
JPM Funding Facility	500,000	136,000	364,000	—	—	—
Total	$1,638,500	$881,241	$757,259	$1,075,000	$676,498	$398,502

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 6,555.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021 was 7.26%, 4.07% and 2.17%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023, December 31, 2022 and for the period from September 14, 2021 (inception) through December 31, 2021 was $772,833, $461,667 and $43,965.
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility
On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On September 29, 2023, the Company reduced the maximum amount outstanding to $238,500. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CBA Subscription Facility has a maturity date of February 2, 2024, which may be extended for an additional term of up to 3 month subject to the terms set forth in the CBA Subscription Facility.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), 1.90%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.90%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.90%, iii) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.90%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility

The summary information of the CBA Subscription Facility is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Borrowing interest expense	$18,178	$10,677	$151
Facility unused commitment fees	79	400	134
Amortization of deferred financing costs	759	997	125
Total	$19,016	$12,074	$410
Weighted average interest rate	6.80%	3.68%	2.17%
Weighted average outstanding balance	$263,552	$286,348	$43,965

Barclays Funding Facility
On March 7, 2022, Financing SPV entered into a credit and security agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Barclays Credit and Security Agreement”) with Financing SPV, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to Financing SPV in an aggregate principal amount up to $600,000 at any one time outstanding, with up to an additional $150,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).
The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending December 5, 2026 and a final maturity date of the earlier of (1) December 5, 2034 and (ii) on or after December 5, 2028, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CDOR, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the PRIMCAN Index and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility is 2.28%.
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.

The summary information of the Barclays Funding Facility is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Borrowing interest expense	$24,540	$7,835
Facility unused commitment fees	636	873
Amortization of deferred financing costs	433	318
Total	$25,609	$9,026
Weighted average interest rate	7.29%	4.61%	(1)
Weighted average outstanding balance	$332,174	$203,792	(1)

(1)	Calculated from the period from March 7, 2022 (closing date) through December 31, 2022.
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

The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Borrowing interest expense	$8,029	$572
Facility unused commitment fees	868	—
Amortization of deferred financing costs	680	143
Total	$9,577	$715
Weighted average interest rate	7.65%	6.92%
Weighted average outstanding balance (1)	$103,559	$87,471

(1)	Calculated from the period from November 28, 2022 (day of initial borrowing) through December 31, 2022.
 JPM Funding Facility
On February 23, 2023, Financing SPV III, a wholly owned subsidiary of the Company, entered into a loan and security agreement (as amended the “Loan and Security Agreement”) among Financing SPV III, as borrower, the Company, as parent and servicer, U.S.

Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “JPM Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the JPM Lenders have agreed to extend credit to Financing SPV III in an aggregate principal amount up to $500,000 at any one time outstanding (“JPM Funding Facility”).
The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of February 23, 2028. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, Financing SPV III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CDOR (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.85% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).
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
The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2023 (1)	December 31, 2022
Borrowing interest expense	$6,123	N/A
Facility unused commitment fees	2,839	N/A
Amortization of deferred financing costs	1,149	N/A
Total	$10,111	N/A
Weighted average interest rate	8.21%	N/A
Weighted average outstanding balance	$86,042	N/A

(1)	Calculated from the period from February 23, 2023 (closing date) through December 31, 2023.

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had $237,337 and $266,162 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of December 31, 2023 and December 31, 2022, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $265,000 and $415,010 were unfunded, respectively.
(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(28,501)	$(269)	$—
Net investment income (loss)	96,488	44,449	135
Net realized gain (loss)	67	68	—
Net unrealized appreciation (depreciation)	13,005	(30,994)	—
Distributions of unitholders	(94,829)	(41,918)	(415)
Tax reclassification of members' capital	91	163	11
Net distributable earnings (accumulated losses), end of period	$(13,679)	$(28,501)	$(269)
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Unit Issuance Date	Common Units Issued	Amount
March 31, 2022	2,512,563	$50,000
May 12, 2022	2,952,756	60,000
July 14, 2022	5,900,462	115,000
October 28, 2022	2,621,919	50,000
December 22, 2022	4,030,091	75,000
Total	18,017,791	$350,000
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 25, 2022	March 25, 2022	April 26, 2022	$0.42	$4,942
June 24, 2022	June 24, 2022	July 25, 2022	0.45	7,864
September 26, 2022	September 28, 2022	October 20, 2022	0.53	12,605
December 20, 2022	December 20, 2022	January 05, 2023	0.61	16,507
Total Distributions			$2.01	$41,918

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
October 03, 2023	1,270,258	24,313
Total	4,410,240	$83,165
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2022 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 24, 2022	20,652	$414
April 26, 2022	244,829	4,942
July 25, 2022	402,464	7,845
October 20, 2022	657,939	12,547
Total	1,325,884	$25,748

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Net increase in Members' Capital from operations	$109,560	$13,523	$135
Weighted average Common Units outstanding	37,686,642	19,376,645	5,989,635
Basic and diluted earnings (loss) per Common Unit	$2.91	$0.70	$0.02

(10)INCOME TAXES
For income tax purposes, distributions made to the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2023, December 31, 2022, and for the period from September 14, 2021 (inception) through December 31, 2021 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$94,829	$41,918	$415
Net long-term capital gains	—	—	—
Total taxable distributions	$94,829	$41,918	$415
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
For the year ended December 31, 2023, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to unitholders in 2023. The amount carried forward to 2024 is estimated to be approximately $4,598 of ordinary income (including net short-term capital gains) and $0 of net long-term capital gains, although these amounts will not be finalized until the 2023 tax returns are filed in 2024.
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
The book-to-tax differences relating to distributions made to the Company’s unitholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Paid-in capital in excess of par value	$(91)	$(163)	$(11)
Net distributable earnings (accumulated losses)	$91	$163	$11
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, as of December 31, 2021 are as follows (amounts calculated using book-to-tax differences for the year ended December 31, 2023, December 31, 2022, and for the period from September 14, 2021 (inception) through December 31, 2021:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Gross unrealized appreciation	$10,843	$878	$—
Gross unrealized depreciation	(28,832)	(31,868)	—
Net unrealized appreciation (depreciation)	$(17,989)	$(30,990)	$—
Tax cost of investments at year end	$1,705,090	$1,264,933	$364,398

(11)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$18.72	$19.98	$20.00
Net investment income (loss)	2.56	2.29	0.02
Net unrealized and realized gain (loss)(2)	0.35	(1.55)	(0.02)
Net increase (decrease) in net assets resulting from operations	2.91	0.74	—
Dividends declared	(2.48)	(2.01)	(0.04)
Issuance of common units	—	0.01	0.02
Total increase (decrease) in net assets	0.43	(1.26)	(0.02)
Net asset value, end of period	$19.15	$18.72	$19.98
Units outstanding, end of period	43,350,240	31,090,702	11,747,027
Weighted average units outstanding(3)	37,686,642	19,376,645	5,989,635
Total return based on net asset value(4)	16.36%	3.85%	0.10%
Ratio/Supplemental Data:
Members' Capital, end of period	$829,979	$582,083	$234,730
Ratio of total expenses to average Members’ Capital	11.06%	7.52%	1.78%
Ratio of net investment income to average Members’ Capital	13.33%	11.19%	0.71%
Asset coverage ratio	194.18%	186.04%	209.69%
Portfolio turnover rate	12.14%	5.75%	1.16%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Weighted average units outstanding was calculated for the period from November 4, 2021, the date of first external issuance of units through December 31, 2021.
(4)
Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.

(12)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On January 2, 2024, the Company extended the maturity date of the CBA Subscription Facility to May 2, 2024. The other material terms of the CBA Subscription Facility remain unchanged.
On February 29, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 3, 2024 to Unitholders of record as of March 29, 2024.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial

Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART- III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee, and a Pricing Committee and may establish additional committees in the future.
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	47	Chair of the Board of Directors since 2021
Jeffrey S. Levin	43	Chief Executive Officer, President and Director since 2021
Independent Directors
Joan Binstock	70	Director since 2021
Bruce Frank	69	Director since 2021
Adam Metz	62	Director since 2021
Kevin Shannon	68	Director since 2021
The address for each of our directors is c/o T Series Middle Market Loan Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	51	Chief Operating Officer
Michael Occi	40	Chief Administrative Officer
David Pessah	38	Chief Financial Officer
Gauranga Pal	46	Chief Compliance Officer
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
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since October 2021. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. He also serves as the chair of the board of directors of each of the other MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 24 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 - 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.

Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of our Board of Directors since October 2021. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves on the Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin serves as Chief Executive Officer, President and a member of the board of directors of each of the other MS BDCs. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining IM in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of each of the other MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Operating and Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021. Mr. Frank also serves as a member of the board of directors and Chair of the Audit Committee of each of the other MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.
Adam Metz has served as a member of our Board of Directors since October 2021. Mr. Metz also serves as a member of the board of directors of each of the other MS BDCs. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE:SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s or TPG Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National

Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since October 2021 and Chair of the Compensation Committee since September 2023. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees and he is a currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021. Ms. Mizrachi also serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
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
David Pessah was appointed as our Chief Financial Officer in December 2023. Mr. Pessah also serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023. Mr. Pal also serves in the same capacity for the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
Board of Directors Leadership Structure
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers and approves the engagement and reviews the performance of our independent public accounting firm.
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
We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally must invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Directors

An Audit Committee and a Nominating and Corporate Governance Committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and President and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of over 23 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Compensation of Directors
For the fiscal year ended December 31, 2023, the Independent Directors received an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as independent directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2023. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex (1)

Joan Binstock	$50,000	$276,164
Bruce Frank	$55,000	$302,733
Adam Metz	$50,000	$276,164
Kevin Shannon	$50,000	$276,164

(1) The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, North Haven Private Income Fund A LLC, LGAM Private Credit LLC, and SL Investment Corp.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 6, 2024 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	—	—	—%
Bruce Frank	—	—	—%
Jeffrey S. Levin	—	—	—%
Adam Metz	—	—	—%
David N. Miller	—	—	—%
Kevin Shannon	—	—	—%
Orit Mizrachi	—	—	—%
Michael Occi	—	—	—%
David Pessah	—	—	—%
Gauranga Pal	—	—	—%
All directors and officers as a group (10 persons)	—	—	—%
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2023.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2023	$200,000	$—	$—	$—
2022	$185,000	$—	$—	$—
2021	$50,000	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2023, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

Part IV

Item 15. Exhibits
(a) Documents filed as part of this report
(1) Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 70 of this annual report on Form 10-K.
(2) Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3) Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

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
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Certificate of Amendment of Certificate of Formation of the Company, dated as of September 21, 2021.(1)
3.3	Certificate of Amendment of Certificate of Formation of the Company, dated as of October 4,2021.(1)
3.4	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 13, 2021.(1)
3.5	First Amendment to First Amended and Restated Limited Liability Company Agreement of T Series Middle Market Loan Fund LLC, dated as of May 16, 2023(10)
4.1	Description of Securities.(5)
10.1	Investment Advisory Agreement, dated as of October 19, 2021.(1)
10.2	Administration Agreement, dated as of October 19, 2021.(1)
10.3	Form of Indemnification Agreement.(1)
10.4a	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
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
10.16
Loan and Security Agreement, dated as of February 23, 2023, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. (17)

10.17	Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of May 2, 2023(16)
10.18
Amendment No. 1 to the Credit and Security Agreement, dated as of June 30, 2023, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer(11)

10.19	Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 29, 2023(12)
10.20
Amendment No 1 to Loan and Security Agreement dated as of October 4, 2023, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(13)

10.21
Amendment No. 4 to Revolving Credit Agreement, dated as of November 3, 2023, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender(14)

10.22
Second Amended and Restated Credit and Security Agreement, dated as of December 5, 2023, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer.(15)

14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on December 7, 2021 (File No. 000-56357)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on January 27, 2022 (File No. 814-01453)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on March 9, 2022 (File No. 814-01453)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 22, 2022 (File No. 814-01453)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 10, 2022 (File No. 814-01453)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 8, 2022 (File No. 814-01453)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 14, 2022 (File No. 814-01453)
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 29. 2022 (File No. 814-01453)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2023 (File No. 814-01453)
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 6, 2023 (File No. 814-01453)
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453)
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453)
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 6, 2023 (File No. 814-01453)
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 7, 2023 (File No. 814-01453)
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 4, 2023 (File No. 814-01453)
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 1, 2023 (File No. 814-01453)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: March 6, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 6, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 6, 2024	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 6, 2024	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 6, 2024	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 6, 2024	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 6, 2024	By:	/s/ Adam Metz
Adam Metz Director