Form 10-Q
period 2024-03-31
T Series Middle Market Loan Fund LLC
filed 2024-05-14
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 14, 2024, the Registrant had 46,240,578 common units outstanding.

T Series Middle Market Loan Fund LLC
SIGNATURES

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,748,996 and $1,705,090)	$1,729,943	$1,687,546
Cash	39,757	45,064
Deferred financing costs	13,123	12,626
Interest and dividend receivable from non-controlled/non-affiliated investments	13,064	13,025
Receivable for investments sold/repaid	114	156
Prepaid expenses and other assets	108	24
Total assets	1,796,109	1,758,441

Liabilities
Debt	894,079	881,241
Payable to affiliates (Note 3)	498	1,479
Dividends payable	27,771	27,744
Management fees payable	919	919
Income based incentive fees payable	2,614	2,632
Interest and other financing costs payable	13,014	12,445
Accrued expenses and other liabilities	2,542	2,002
Total liabilities	941,437	928,462

Commitments and Contingencies (Note 7)

Members' Capital
Common units (44,792,502 and 43,350,240 common units issued and outstanding)	45	43
Paid-in capital in excess of par value	871,232	843,615
Total distributable earnings (loss)	(16,605)	(13,679)
Total members' capital	$854,672	$829,979
Total liabilities and members' capital	$1,796,109	$1,758,441
Net asset value per unit	$19.08	$19.15

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$50,880	$35,507
Payment-in-kind	777	393
Dividend income	302	265
Other income	867	677
Total investment income	52,826	36,842
Expenses:
Interest and other financing expenses	19,915	12,636
Management fees	919	731
Income based incentive fees	2,614	1,944
Professional fees	576	390
Directors' fees	52	51
General and other expenses	594	155
Total expenses	24,670	15,907
Net investment income before taxes	28,156	20,935
Excise tax expense	16	—
Net investment income after taxes	28,140	20,935

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,939)	23
Foreign currency and other transactions	(1)	(6)
Net realized gain (loss)	(1,940)	17
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,348)	(1,770)
Translation of assets and liabilities in foreign currencies	(7)	3
Net change in unrealized appreciation (depreciation)	(1,355)	(1,767)
Net realized and unrealized gain (loss)	(3,295)	(1,750)
Net increase (decrease) in members' capital resulting from operations	$24,845	$19,185

Net investment income (loss) per unit (basic and diluted)	$0.63	$0.66
Earnings (loss) per unit (basic and diluted)	$0.56	$0.60
Weighted average units outstanding:	44,744,954	31,928,491

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Members' Capital at beginning of period:	$829,979	$582,083
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	28,140	20,935
Net realized gain (loss)	(1,940)	17
Net change in unrealized appreciation (depreciation)	(1,355)	(1,767)
Net increase (decrease) in members’ capital resulting from operations	24,845	19,185

Distributions to unitholders from:
Distributable earnings	(27,771)	(20,779)
Total distributions to unitholders	(27,771)	(20,779)

Capital transactions:
Issuance of common units	—	—
Reinvestment of dividends	27,619	16,413
Net increase in Members' Capital resulting from capital transactions	27,619	16,413
Total increase (decrease) in Members' Capital	24,693	14,819
Members' Capital at end of period	$854,672	$596,902
Distributions per share	$0.62	$0.65

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$24,845	$19,185
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	1,348	1,770
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	7	(3)
Net realized (gain) loss on investments	1,939	(23)
Net realized (gain) loss on foreign currency transactions	1	6
Net accretion of discount and amortization of premium on investments	(1,962)	(1,056)
Payment-in-kind interest and dividend capitalized	(1,453)	(550)
Amortization of deferred financing costs	1,121	590
Purchases of investments and change in payable for investments purchased	(104,737)	(134,325)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	62,348	34,338
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(39)	(686)
(Increase) decrease in prepaid expenses and other assets	(84)	(118)
(Decrease) increase in payable to affiliates	(981)	(201)
(Decrease) increase in management fees payable	—	78
(Decrease) increase in incentive fees payable	(18)	305
(Decrease) increase in interest payable	569	1,338
(Decrease) increase in accrued expenses and other liabilities	540	121
Net cash provided by (used in) operating activities	(16,556)	(79,231)

Cash flows from financing activities:
Borrowings on debt	44,000	118,000
Repayments on debt	(31,000)	(5,000)
Deferred financing costs paid	(1,618)	(6,305)
Tax withholding paid	(125)	(94)
Net cash provided by (used in) financing activities	11,257	106,601
Net increase (decrease) in cash	(5,299)	27,370
Effect of foreign exchange rate changes on cash	(8)	(3)
Cash at beginning of period	45,064	36,459
Cash at end of period	$39,757	$63,826

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$106	$77
Accrued but unpaid dividends	$27,771	$20,779
Interest expense paid	$17,145	$10,708
Dividend reinvestment paid	$27,619	$16,413
Non-cash purchases of investments	$(15,186)	$—
Non-cash sales of investments	$15,186	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (8)	S +	5.75%	11.06%	9/14/2029	16,871	$16,596	$16,871	1.97%
Mantech International CP	(4) (6) (8) (14)	S +	5.75%	11.06%	9/14/2029	1,501	1,454	1,501	0.18
Mantech International CP	(4) (6) (14)	S +	5.75%	11.06%	9/14/2028	—	(39)	—	—
							18,011	18,372	2.15
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (9)	S +	5.75%	11.06%	6/11/2027	10,375	10,229	10,333	1.21
RoadOne IntermodaLogistics	(4) (5) (8)	S +	6.25%	11.56%	12/29/2028	336	327	330	0.04
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.56%	12/29/2028	31	29	29	—
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.56%	12/29/2028	4	2	3	—
							10,587	10,695	1.25
Automobile Components
Continental Battery Company	(4) (5) (10)	S +	7.00% (incl. 4.08% PIK)	12.46%	1/20/2027	6,267	6,191	5,126	0.60
Randy's Holdings, Inc.	(4) (5) (9)	S +	6.50%	11.81%	11/1/2028	12,230	11,929	12,230	1.43
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.81%	11/1/2028	495	441	495	0.06
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.81%	11/1/2028	435	398	435	0.05
Sonny's Enterprises, LLC	(4) (5) (8)	S +	6.75%	12.22%	8/5/2028	11,379	11,136	11,379	1.33
Sonny's Enterprises, LLC	(4) (5) (8) (14)	S +	6.75%	12.22%	8/5/2028	1,565	1,513	1,565	0.18
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.22%	8/5/2028	—	(47)	—	—
							31,561	31,230	3.65
Automobiles
ARI Network Services, Inc.	(4) (6) (9)	S +	5.25%	10.68%	2/28/2025	14,051	13,962	13,864	1.62
COP Collisionright Parent, LLC	(4) (5) (8) (10)	S +	5.50%	10.82%	1/29/2030	6,386	6,261	6,261	0.73
COP Collisionright Parent, LLC	(4) (5) (14)	S +	5.50%	10.82%	1/29/2030	175	137	137	0.02
COP Collisionright Parent, LLC	(4) (5) (14)	S +	5.50%	10.82%	1/29/2030	154	134	134	0.02
LeadVenture, Inc.	(4) (6) (9)	S +	5.25%	10.68%	2/28/2026	33	32	32	—
Portfolio Group	(4) (5)	S +	6.00%	11.46%	12/2/2025	987	965	973	0.11
Summit Buyer, LLC	(4) (5) (8) (14)	S +	5.75%	11.00%	1/14/2027	3,831	3,726	3,510	0.41
Summit Buyer, LLC	(4) (14)	P +	4.25%	12.75%	1/14/2027	120	107	94	0.01
							25,324	25,005	2.92
Biotechnology
GraphPad Software, LLC	(4) (5) (9)	S +	5.50%	10.96%	4/27/2027	18,975	18,856	18,954	2.22
GraphPad Software, LLC	(4) (5) (8)	S +	5.50%	11.13%	4/27/2027	10,588	10,528	10,577	1.24
							29,384	29,531	3.46
Chemicals
Tank Holding Corp.	(6) (8) (9)	S +	5.75%	11.20%	3/31/2028	26,859	26,429	26,438	3.09

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Tank Holding Corp.	(6) (14)	S +	5.75%	11.20%	3/31/2028	699	$670	$674	0.08%
Tank Holding Corp.	(6) (14)	S +	5.75%	11.20%	3/31/2028	333	316	312	0.04
V Global Holdings, LLC	(4) (6) (9)	S +	5.75%	11.22%	12/22/2027	7,868	7,754	7,388	0.86
V Global Holdings, LLC	(4) (6) (14)	S +	5.75%	11.22%	12/22/2025	672	662	606	0.07
							35,831	35,418	4.14
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	7.25%	12.55%	12/9/2029	10,855	10,645	10,722	1.25
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	7.25%	12.55%	12/9/2029	6,180	6,019	6,180	0.72
Atlas Us Finco, Inc.	(4) (5) (11) (14)	S +	7.25%	12.55%	12/9/2028	—	(13)	—	—
BPG Holdings IV Corp.	(4) (6) (10)	S +	6.00%	11.31%	7/29/2029	8,449	7,975	8,294	0.97
Encore Holdings, LLC	(4) (6) (9)	S +	5.25%	10.65%	11/23/2028	1,218	1,202	1,218	0.14
Encore Holdings, LLC	(4) (6) (14)	S +	5.25%	10.65%	11/23/2028	2,368	2,327	2,359	0.28
Encore Holdings, LLC	(4) (6) (14)	S +	5.25%	10.65%	11/23/2027	—	(4)	—	—
Energy Labs Holdings Corp.	(4) (5) (8)	S +	5.25%	10.68%	4/7/2028	383	379	379	0.04
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.68%	4/7/2028	36	36	36	—
Energy Labs Holdings Corp.	(4) (5) (14)	S +	5.25%	10.68%	4/7/2028	17	17	17	—
FLS Holding, Inc.	(4) (5) (9) (11)	S +	5.25%	10.73%	12/15/2028	20,242	19,943	20,129	2.36
FLS Holding, Inc.	(4) (5) (8) (11)	S +	5.25%	10.73%	12/15/2028	4,746	4,677	4,720	0.55
FLS Holding, Inc.	(4) (5) (11) (14)	S +	5.25%	10.73%	12/17/2027	—	(24)	(11)	—
Helios Service Partners, LLC	(4) (5) (8)	S +	6.25%	11.81%	3/19/2027	2,674	2,618	2,650	0.31
Helios Service Partners, LLC	(4) (5) (14)	S +	6.00%	11.56%	3/19/2027	292	282	288	0.03
Iris Buyer, LLC	(4) (5) (10)	S +	6.25%	11.56%	10/2/2030	2,997	2,918	2,933	0.34
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.56%	10/2/2030	283	273	273	0.03
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.56%	10/2/2029	—	(11)	(9)	—
Helios Service Partners, LLC	(4) (5) (8) (14)	S +	6.25%	11.84%	3/19/2027	3,849	3,711	3,761	0.44
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	S +	5.00%	10.49%	12/20/2028	19,395	19,110	19,278	2.26
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	S +	5.00%	10.49%	12/20/2028	958	943	953	0.11
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (14)	S +	5.00%	10.49%	12/20/2028	—	(16)	(7)	—
Sherlock Buyer Corp.	(4) (5) (9)	S +	5.75%	11.16%	12/8/2028	24,427	24,068	24,427	2.86
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.16%	12/8/2027	—	(35)	—	—
Surewerx Purchaser III, Inc.	(4) (6) (10) (11)	S +	6.75%	12.05%	12/28/2029	1,104	1,075	1,104	0.13
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.05%	12/28/2029	—	(4)	—	—
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.05%	12/28/2028	92	87	92	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(4) (9)	S +	5.75% PIK	11.07%	6/30/2027	1,985	$1,985	$1,985	0.23%
Sweep Purchaser, LLC	(4) (5) (9)	S +	5.75%	11.07%	6/30/2027	1,103	1,103	1,103	0.13
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.50%	10.97%	3/13/2028	15,217	14,994	14,938	1.75
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.50%	10.97%	3/13/2028	554	529	524	0.06
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.50%	10.97%	3/13/2028	—	(33)	(45)	(0.01)
Vensure Employer Services, Inc.	(4) (6) (8) (14)	S +	5.25%	10.57%	4/1/2027	1,273	1,234	1,225	0.14
VRC Companies, LLC	(4) (5) (8) (10)	S +	5.75%	11.07%	6/29/2027	34,259	33,917	34,259	4.01
VRC Companies, LLC	(4) (5) (14)	S +	5.75%	11.07%	6/29/2027	110	96	96	0.01
VRC Companies, LLC	(4) (5) (14)	S +	5.75%	11.07%	6/29/2027	—	—	—	—
							162,023	163,871	19.15
Construction & Engineering
Arcoro Holdings Corp.	(4) (5)	S +	5.50%	10.82%	3/28/2030	8,696	8,522	8,522	1.00
Arcoro Holdings Corp.	(4) (5) (14)	S +	5.50%	10.82%	3/28/2030	—	(26)	(26)	—
KPSKY Acquisition, Inc.	(4) (6) (8)	S +	5.25%	10.66%	10/19/2028	8,024	7,894	7,876	0.92
LJ Avalon Holdings, LLC	(4) (5) (8)	S +	6.25%	11.67%	2/1/2030	2,967	2,890	2,935	0.34
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.25%	11.67%	2/1/2030	472	451	459	0.05
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.25%	11.67%	2/1/2029	—	(12)	(5)	—
Superman Holdings, LLC	(4) (5) (8)	S +	6.13%	11.43%	8/31/2027	6,261	6,133	6,204	0.73
Superman Holdings, LLC	(4) (5) (14)	S +	6.13%	11.43%	8/31/2027	—	(15)	(13)	—
							25,837	25,952	3.04
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(4) (6) (8)	S +	5.50%	10.83%	2/3/2031	2,291	2,269	2,269	0.27
PDI TA Holdings, Inc.	(4) (6) (14)	S +	5.50%	10.83%	2/3/2031	—	(4)	(4)	—
PDI TA Holdings, Inc.	(4) (6) (14)	S +	5.50%	10.83%	2/3/2031	—	(3)	(3)	—
							2,262	2,262	0.27
Containers & Packaging
BP Purchaser, LLC	(4) (6) (9)	S +	5.50%	11.08%	12/11/2028	27,173	26,773	25,883	3.03
Distributors
48Forty Solutions, LLC	(4) (5) (8) (9)	S +	6.00%	11.43%	11/30/2026	25,533	25,178	22,277	2.61
48Forty Solutions, LLC	(4) (5) (14)	S +	6.00%	11.43%	11/30/2026	2,745	2,700	2,245	0.26
ABB Concise Optical Group, LLC	(4) (6) (9)	S +	7.50%	12.96%	2/23/2028	17,008	16,701	14,805	1.73
Avalara, Inc.	(4) (6) (8)	S +	7.25%	12.56%	10/19/2028	10,154	9,979	10,154	1.19
Avalara, Inc.	(4) (6) (14)	S +	7.25%	12.56%	10/19/2028	—	(17)	—	—
Bradyifs Holdings, LLC	(4) (5) (8)	S +	6.00%	11.31%	10/31/2029	6,982	6,849	6,890	0.81
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.31%	10/31/2029	189	180	178	0.02
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.31%	10/31/2029	—	(11)	(8)	—
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (10)	S +	5.98%	11.43%	11/1/2028	21,857	21,652	21,175	2.48

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (14)	S +	5.98%	11.43%	11/1/2028	10,241	$10,153	$9,881	1.16%
							93,364	87,597	10.26
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (8)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	22,114	21,712	21,716	2.54
Apex Service Partners, LLC	(4) (5) (8) (14)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	2,885	2,801	2,790	0.33
Apex Service Partners, LLC	(4) (5) (14)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2029	665	634	634	0.07
EVDR Purchaser, Inc.	(4) (6) (8)	S +	5.50%	10.83%	2/14/2031	1,082	1,061	1,061	0.12
EVDR Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.83%	2/14/2031	—	(3)	(3)	—
EVDR Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.83%	2/14/2031	74	71	71	0.01
FPG Intermediate Holdco, LLC	(4) (5) (9) (16)	S +	6.50%	12.18%	3/5/2027	9,945	9,807	9,018	1.06
Heartland Home Services	(4) (6) (8)	S +	5.75%	11.08%	12/15/2026	21,346	21,210	21,178	2.48
Lightspeed Solution, LLC	(4) (6) (10)	S +	6.50% (incl. 2.17% PIK)	11.84%	3/1/2028	15,919	15,702	15,884	1.86
Lightspeed Solution, LLC	(4) (6)	S +	6.50% (incl. 2.17% PIK)	11.84%	3/1/2028	1,050	1,034	1,047	0.12
LUV Car Wash Group, LLC	(4) (5) (8) (14)	S +	7.00%	12.32%	12/9/2026	9,154	9,096	9,145	1.07
Magnolia Wash Holdings	(4) (5) (10)	S +	6.50%	12.09%	7/14/2028	6,835	6,729	6,078	0.71
Magnolia Wash Holdings	(4) (5) (8)	S +	6.50%	12.09%	7/14/2028	1,460	1,438	1,298	0.15
Magnolia Wash Holdings	(4) (5) (14)	S +	6.50%	12.09%	7/14/2028	183	178	146	0.02
Project Accelerate Parent, LLC	(4) (6) (8)	S +	5.25%	10.58%	2/24/2031	1,313	1,299	1,300	0.15
Project Accelerate Parent, LLC	(4) (6) (14)	S +	5.25%	10.58%	2/24/2031	—	(2)	(2)	—
Spotless Brands, LLC	(4) (5) (9)	S +	6.50%	11.98%	7/25/2028	9,391	9,244	9,342	1.09
Spotless Brands, LLC	(4) (5) (8)	S +	6.50%	11.98%	7/25/2028	1,782	1,756	1,773	0.21
Spotless Brands, LLC	(4) (5) (14)	S +	6.50%	11.98%	7/25/2028	—	(4)	(2)	—
Vertex Service Partners, LLC	(4) (6) (8)	S +	5.50%	10.90%	11/8/2030	1,669	1,629	1,633	0.19
Vertex Service Partners, LLC	(4) (6) (14)	S +	5.50%	10.90%	11/8/2030	1,459	1,403	1,390	0.16
Vertex Service Partners, LLC	(4) (6) (14)	S +	5.50%	10.90%	11/8/2030	—	(10)	(9)	—
							106,785	105,488	12.34
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (6) (9)	S +	6.00%	11.46%	7/6/2028	12,629	12,439	9,389	1.10
Abracon Group Holdings, LLC	(4) (6) (14)	S +	6.00%	11.46%	7/6/2028	—	(12)	(237)	(0.03)
Abracon Group Holdings, LLC	(4) (6)	S +	6.00%	11.46%	7/6/2028	841	829	625	0.07
Dwyer Instruments, Inc.	(4) (6) (8) (9) (10)	S +	5.75%	11.15%	7/21/2027	20,845	20,531	20,607	2.41
Dwyer Instruments, Inc.	(4) (6) (8) (14)	S +	5.75%	11.15%	7/21/2027	4,228	4,117	4,116	0.48
Dwyer Instruments, Inc.	(4) (6) (14)	S +	5.75%	11.15%	7/21/2027	—	(28)	(23)	—
Infinite Bidco, LLC	(4) (7) (8)	S +	6.25%	11.83%	3/2/2028	2,505	2,444	2,498	0.29

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(4) (6) (8) (10)	S +	6.00%	11.33%	12/5/2030	23,775	$23,353	$23,309	2.73%
Magneto Components Buyco, LLC	(4) (6) (14)	S +	6.00%	11.33%	12/5/2030	—	(41)	(92)	(0.01)
Magneto Components Buyco, LLC	(4) (6) (14)	S +	6.00%	11.33%	12/5/2029	—	(68)	(77)	(0.01)
							63,564	60,115	7.03
Financial Services
Applitools, Inc.	(4) (6) (10) (11)	S +	6.25% PIK	11.58%	5/25/2029	7,663	7,574	7,505	0.88
Applitools, Inc.	(4) (6) (11) (14)	S +	6.25%	11.58%	5/25/2028	—	(13)	(19)	—
Cerity Partners, LLC	(4) (6) (10)	S +	6.75%	12.09%	7/30/2029	964	939	964	0.11
Cerity Partners, LLC	(4) (6) (8)	S +	6.75%	12.09%	7/30/2029	1,362	1,329	1,362	0.16
GC Waves Holdings, Inc.	(4) (6) (8)	S +	6.00%	10.68%	8/10/2029	2,646	2,599	2,608	0.31
GC Waves Holdings, Inc.	(4) (6) (8) (14)	S +	6.00%	10.68%	8/10/2029	1,196	1,026	1,085	0.13
GC Waves Holdings, Inc.	(4) (6) (14)	S +	6.00%	10.68%	8/10/2029	—	(7)	(5)	—
SitusAMC Holdings Corp.	(4) (6) (9)	S +	5.50%	10.90%	12/22/2027	21,935	21,777	21,935	2.57
Smarsh, Inc.	(4) (6) (9)	S +	5.75%	11.06%	2/16/2029	4,286	4,220	4,226	0.49
Smarsh, Inc.	(4) (6) (14)	S +	5.75%	11.06%	2/16/2029	536	524	521	0.06
Smarsh, Inc.	(4) (6) (14)	S +	5.75%	11.06%	2/16/2029	107	103	103	0.01
Trintech, Inc.	(4) (5) (8) (10)	S +	6.50%	11.83%	7/25/2029	23,215	22,791	22,887	2.68
Trintech, Inc.	(4) (5) (14)	S +	6.50%	11.83%	7/25/2029	571	536	543	0.06
							63,398	63,715	7.46
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(4) (5) (8) (10)	S +	6.75%	12.07%	3/13/2029	16,531	16,113	16,506	1.93
Tidi Legacy Products, Inc.	(4) (5) (8) (10)	S +	5.50%	10.83%	12/19/2029	3,079	3,019	3,030	0.35
Tidi Legacy Products, Inc.	(4) (5) (14)	S +	5.50%	10.83%	12/19/2029	—	(8)	(13)	—
Tidi Legacy Products, Inc.	(4) (5) (14)	S +	5.50%	10.83%	12/19/2029	—	(11)	(9)	—
YI, LLC	(4) (5) (8)	S +	5.75%	11.07%	12/3/2029	8,765	8,596	8,654	1.01
YI, LLC	(4) (5) (14)	S +	5.75%	11.07%	12/3/2029	—	(17)	(23)	—
YI, LLC	(4) (5) (14)	S +	5.75%	11.07%	12/3/2029	27	1	10	—
							27,693	28,155	3.29
Health Care Providers & Services
Advarra Holdings, Inc.	(4) (7) (10)	S +	5.25%	10.58%	8/24/2029	20,225	19,933	20,017	2.34
Advarra Holdings, Inc.	(4) (7) (14)	S +	5.25%	10.58%	8/24/2029	—	(13)	(19)	—
DCA Investment Holdings, LLC	(4) (6) (8) (10)	S +	6.50%	11.74%	4/3/2028	20,601	20,267	20,213	2.37
DCA Investment Holdings, LLC	(4) (6) (8)	S +	6.50%	11.74%	4/3/2028	3,279	3,227	3,217	0.38
Gateway US Holdings, Inc.	(4) (6) (10) (11)	S +	6.00%	11.45%	9/22/2026	5,247	5,218	5,247	0.61
Gateway US Holdings, Inc.	(4) (6) (8) (11)	S +	6.00%	11.45%	9/22/2026	1,479	1,471	1,479	0.17

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(4) (6) (11) (14)	S +	6.00%	11.45%	9/22/2026	—	$(1)	$—	—%
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	4.75%	10.18%	12/10/2026	5,952	5,917	5,915	0.69
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	4.75%	10.18%	12/10/2026	13,476	13,402	13,393	1.57
Heartland Veterinary Partners, LLC	(4) (5) (14)	S +	4.75%	10.18%	12/10/2026	—	(6)	(8)	—
iCIMS, Inc.	(4) (6) (8) (9)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	7,258	7,169	7,258	0.85
iCIMS, Inc.	(4) (6) (14)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	—	(2)	—	—
iCIMS, Inc.	(4) (6) (14)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	10	9	10	—
Intelerad Medical Systems Incorporated	(4) (5) (9) (11)	S +	6.50%	11.96%	8/21/2026	13,065	12,809	12,513	1.46
Intelerad Medical Systems Incorporated	(4) (5) (11)	S +	6.50%	11.96%	8/21/2026	894	884	856	0.10
mPulse Mobile, Inc.	(4) (6) (9)	S +	6.50%	11.91%	12/17/2027	7,847	7,740	7,768	0.91
mPulse Mobile, Inc.	(4) (6) (8)	S +	6.50%	11.91%	12/17/2027	15,866	15,620	15,706	1.84
mPulse Mobile, Inc.	(4) (6) (14)	S +	6.50%	11.91%	12/17/2027	—	(62)	(51)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(4) (5) (8)	S +	6.25%	11.55%	5/31/2030	23,048	22,627	22,984	2.69
Pareto Health Intermediate Holdings, Inc.	(4) (5) (14)	S +	6.25%	11.55%	5/31/2029	—	(47)	(8)	—
PPV Intermediate Holdings, LLC	(4) (6) (8)	S +	5.75%	11.09%	8/31/2029	16,485	15,905	16,254	1.90
PPV Intermediate Holdings, LLC	(4) (6) (14)	S +	5.75%	11.09%	8/31/2029	—	(28)	(23)	—
Stepping Stones Healthcare Services, LLC	(4) (6) (8)	S +	5.50%	10.91%	1/2/2029	4,288	4,241	4,245	0.50
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.50%	10.91%	1/2/2029	962	951	953	0.11
Stepping Stones Healthcare Services, LLC	(4) (6) (14)	S +	5.50%	10.91%	12/30/2026	—	(5)	(6)	—
Tivity Health, Inc.	(4) (6) (8)	S +	6.00%	11.31%	6/28/2029	2,679	2,647	2,679	0.31
Vardiman Black Holdings, LLC	(4) (7)	S +	7.00%	12.43%	3/18/2027	8,995	8,995	8,995	1.05
Vardiman Black Holdings, LLC	(4) (7) (14) (16)	S +	7.00%	12.43%	3/18/2027	—	(33)	(33)	—
Vermont Aus Pty Ltd.	(4) (6) (8) (10) (11)	S +	5.50%	10.96%	3/23/2028	12,495	12,269	12,311	1.44
							181,104	181,865	21.28
Health Care Technology
Hyland Software, Inc.	(4) (6) (10)	S +	6.00%	11.33%	9/19/2030	20,228	19,941	20,105	2.35
Hyland Software, Inc.	(4) (6) (14)	S +	6.00%	11.33%	9/19/2029	—	(13)	(6)	—
							19,928	20,099	2.35
Industrial Conglomerates
Aptean, Inc.	(4) (6) (8) (10)	S +	5.25%	10.57%	1/30/2031	17,453	17,281	17,281	2.02
Aptean, Inc.	(4) (6) (14)	S +	5.25%	10.57%	1/30/2031	153	137	137	0.02
Aptean, Inc.	(4) (6) (14)	S +	5.25%	10.57%	1/30/2031	—	(16)	(16)	—
Excelitas Technologies Corp.	(4) (6) (8) (9)	S +	5.75%	11.16%	8/13/2029	42,320	41,662	42,138	4.93
Excelitas Technologies Corp.	(4) (6) (8) (9)	E +	5.75%	9.65%	8/13/2029	€6,604	6,722	7,102	0.83
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.16%	8/13/2029	—	(19)	(5)	—
Excelitas Technologies Corp.	(4) (6) (14)	S +	5.75%	11.16%	8/14/2028	2,673	2,620	2,657	0.31

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(4) (6) (10)	S +	6.75%	12.05%	4/1/2028	32,151	$31,349	$32,151	3.76%
Raptor Merger Sub Debt, LLC	(4) (6) (14)	S +	6.75%	12.05%	4/1/2028	489	434	489	0.06
							100,170	101,934	11.93
Insurance Services
Amerilife Holdings, LLC	(4) (6) (8)	S +	5.75%	11.08%	8/31/2029	17,027	16,751	16,882	1.98
Amerilife Holdings, LLC	(4) (6) (8) (14)	S +	5.75%	11.08%	8/31/2029	7,870	7,690	7,759	0.91
Amerilife Holdings, LLC	(4) (6) (14)	S +	5.75%	11.08%	8/31/2028	—	(54)	(31)	—
Foundation Risk Partners Corp.	(4) (6) (8) (10)	S +	6.00%	11.79%	10/29/2028	6,342	6,200	6,342	0.74
Foundation Risk Partners Corp.	(4) (6) (8)	S +	6.00%	11.79%	10/29/2028	8,291	8,161	8,291	0.97
Galway Borrower, LLC	(4) (6) (8) (10)	S +	5.25%	10.67%	9/29/2028	13,414	13,182	13,090	1.53
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.67%	9/29/2028	—	(88)	(253)	(0.03)
Galway Borrower, LLC	(4) (6) (14)	S +	5.25%	10.67%	9/29/2028	70	63	59	0.01
Higginbotham Insurance Agency, Inc.	(4) (5) (9)	S +	5.50%	10.93%	11/24/2028	3,618	3,592	3,618	0.42
Higginbotham Insurance Agency, Inc.	(4) (5) (8) (14)	S +	5.50%	10.93%	11/24/2028	10,014	9,934	10,011	1.17
High Street Buyer, Inc.	(4) (6) (8) (14)	S +	5.25%	10.56%	4/14/2028	15,710	15,390	15,390	1.80
Inszone Mid, LLC	(4) (5) (8) (10)	S +	5.75%	10.98%	11/12/2029	6,912	6,780	6,799	0.80
Inszone Mid, LLC	(4) (5) (14)	S +	5.75%	10.98%	11/12/2029	1,749	1,636	1,583	0.19
Inszone Mid, LLC	(4) (5) (14)	S +	5.75%	10.98%	11/12/2029	—	(24)	(21)	—
Integrity Marketing Acquisition, LLC	(4) (6) (8) (9) (10)	S +	6.00%	11.34%	8/27/2026	18,675	18,497	18,472	2.16
Integrity Marketing Acquisition, LLC	(4) (6) (8) (10)	S +	6.00%	11.34%	8/27/2026	15,835	15,705	15,668	1.83
Integrity Marketing Acquisition, LLC	(4) (6) (14)	S +	6.00%	11.34%	8/27/2026	—	(17)	(5)	—
Keystone Agency Investors	(4) (5) (9) (10)	S +	5.50%	10.95%	5/3/2027	9,010	8,919	8,909	1.04
Keystone Agency Investors	(4) (5) (10)	S +	5.50%	10.95%	5/3/2027	10,630	10,525	10,511	1.23
Long Term Care Group, Inc.	(4) (6) (9) (16)	S +	7.00% (incl. 7.00% PIK)	12.57%	9/8/2027	11,945	11,789	9,867	1.15
Patriot Growth Insurance Services, LLC	(4) (6) (8)	S +	5.50%	10.95%	10/14/2028	4,472	4,406	4,446	0.52
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8) (10)	S +	6.00%	11.45%	11/1/2028	3,405	3,353	3,388	0.40
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8) (9) (14)	S +	6.00%	11.45%	11/1/2028	13,458	13,325	13,325	1.56
RSC Acquisition, Inc.	(4) (6) (9) (10)	S +	5.50%	10.96%	11/1/2029	23,403	23,241	23,312	2.73
RSC Acquisition, Inc.	(4) (6) (10) (14)	S +	5.50%	10.96%	11/1/2029	455	447	452	0.05
Summit Acquisition, Inc.	(4) (6) (8)	S +	6.75%	12.06%	5/1/2030	14,462	14,074	14,462	1.69
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.06%	5/1/2030	—	(42)	—	—
Summit Acquisition, Inc.	(4) (6) (14)	S +	6.75%	12.06%	5/1/2029	—	(41)	—	—
World Insurance Associates, LLC	(4) (5) (8) (9) (10)	S +	6.00%	11.32%	4/3/2028	37,975	37,466	36,946	4.32
							250,860	249,272	29.17

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Interactive Media & Services
Triple Lift, Inc.	(4) (7) (8)	S +	5.75%	11.23%	5/5/2028	4,655	$4,589	$4,361	0.51%
IT Services
Catalis Intermediate, Inc.	(4) (6) (9)	S +	5.50%	10.95%	8/4/2027	23,577	23,195	22,731	2.66
Catalis Intermediate, Inc.	(4) (6) (8)	S +	5.50%	10.95%	8/4/2027	5,305	5,229	5,114	0.60
Catalis Intermediate, Inc.	(4) (6) (14)	S +	5.50%	10.95%	8/4/2027	986	944	884	0.10
Donuts, Inc.	(4) (5) (10)	S +	6.00%	11.53%	12/29/2027	11,638	11,638	11,638	1.36
Redwood Services Group, LLC	(4) (6) (9)	S +	6.25%	11.66%	12/31/2025	7,878	7,790	7,878	0.92
Redwood Services Group, LLC	(4) (6) (8) (14)	S +	6.25%	11.66%	12/31/2025	4,542	4,482	4,539	0.53
							53,278	52,784	6.17
Machinery
Answer Acquisition, LLC	(4) (5) (8) (9)	S +	5.75%	11.20%	12/30/2026	24,580	24,280	24,350	2.85
Answer Acquisition, LLC	(4) (5) (14)	S +	5.75%	11.20%	12/30/2026	913	880	888	0.10
Chase Intermediate, LLC	(4) (14)	S +	5.25%	10.95%	10/30/2028	—	(37)	(96)	(0.01)
Chase Intermediate, LLC	(4) (14)	S +	5.25%	10.95%	10/30/2028	—	(3)	(4)	—
MHE Intermediate Holdings, LLC	(4) (5) (8) (9)	S +	6.00%	11.53%	7/21/2027	9,749	9,666	9,687	1.13
MHE Intermediate Holdings, LLC	(4) (5) (8)	S +	6.00%	11.53%	7/21/2027	1,963	1,938	1,963	0.23
							36,724	36,788	4.30
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (10)	S +	5.50%	10.90%	12/24/2029	9,478	8,969	9,380	1.10
AWP Group Holdings, Inc.	(4) (5) (14)	S +	5.50%	10.90%	12/24/2029	91	73	71	0.01
AWP Group Holdings, Inc.	(4) (5) (14)	S +	5.50%	10.90%	12/24/2029	211	198	204	0.02
							9,240	9,655	1.13
Pharmaceuticals
Caerus US 1, Inc.	(4) (6) (8) (11)	S +	5.75%	11.06%	5/25/2029	8,032	7,901	8,032	0.94
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.06%	5/25/2029	519	505	519	0.06
Caerus US 1, Inc.	(4) (6) (11) (14)	S +	5.75%	11.06%	5/25/2029	—	(14)	—	—
							8,392	8,551	1.00
Professional Services
Bridgepointe Technologies, LLC	(4) (5) (8)	S +	6.50%	11.96%	12/31/2027	4,737	4,609	4,672	0.55
Bridgepointe Technologies, LLC	(4) (5) (8) (14)	S +	6.50%	11.96%	12/31/2027	2,046	1,885	1,970	0.23
GPS Merger Sub, LLC	(4) (5) (10)	S +	6.00%	11.32%	10/2/2029	2,107	2,068	2,072	0.24
GPS Merger Sub, LLC	(4) (5) (14)	S +	6.00%	11.32%	10/2/2029	—	(5)	(9)	—
GPS Merger Sub, LLC	(4) (5) (14)	S +	6.00%	11.32%	10/2/2029	—	(8)	(7)	—
KENG Acquisition, Inc.	(4) (5) (8)	S +	6.25%	11.56%	8/1/2029	2,470	2,413	2,445	0.29
KENG Acquisition, Inc.	(4) (5) (14)	S +	6.25%	11.56%	8/1/2029	307	282	289	0.03

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc.	(4) (5) (14)	S +	6.25%	11.56%	8/1/2029	75	$60	$69	0.01%
KWOR Acquisition, Inc.	(4) (5) (8) (9)	S +	5.25%	10.68%	12/22/2028	16,230	16,037	16,068	1.88
KWOR Acquisition, Inc.	(4) (5) (14)	S +	5.25%	10.68%	12/22/2028	949	915	914	0.11
KWOR Acquisition, Inc.	(4) (14)	P +	4.25%	12.75%	12/22/2027	1,034	1,017	1,015	0.12
Project Boost Purchaser, LLC	(4) (6) (10)	S +	5.25%	10.59%	5/2/2029	8,076	8,014	8,076	0.94
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.59%	5/2/2029	—	(5)	—	—
Project Boost Purchaser, LLC	(4) (6) (14)	S +	5.25%	10.59%	5/2/2028	—	(4)	—	—
							37,278	37,574	4.40
Real Estate Management & Development
Associations, Inc.	(4) (5) (10)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	5,345	5,311	5,303	0.62
Associations, Inc.	(4) (5) (8) (14)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	5,318	5,284	5,276	0.62
MRI Software, LLC	(4) (5) (8) (10)	S +	5.50%	10.90%	2/10/2027	9,594	9,577	9,555	1.12
MRI Software, LLC	(4) (5) (8) (10)	S +	5.50%	10.90%	2/10/2027	5,920	5,904	5,895	0.69
MRI Software, LLC	(4) (5) (14)	S +	5.50%	10.90%	2/10/2027	—	(8)	(8)	—
MRI Software, LLC	(4) (5) (14)	S +	5.50%	10.90%	2/10/2027	—	(2)	(4)	—
Zarya Intermediate, LLC	(4) (5) (9) (11)	S +	6.50%	11.84%	7/1/2027	27,237	27,237	27,038	3.16
Zarya Intermediate, LLC	(4) (5) (11) (14)	S +	6.50%	11.84%	7/1/2027	—	—	(21)	—
							53,303	53,034	6.21
Software
Anaplan, Inc.	(4) (6) (8) (10)	S +	6.50%	11.81%	6/21/2029	21,679	21,375	21,679	2.54
Appfire Technologies, LLC	(4) (5) (8)	S +	5.50%	10.95%	3/9/2027	612	610	606	0.07
Appfire Technologies, LLC	(4) (5) (14)	S +	5.50%	10.95%	3/9/2027	—	(6)	(7)	—
Appfire Technologies, LLC	(4) (14)	P +	4.50%	13.00%	3/9/2027	28	27	27	—
Bottomline Technologies, Inc.	(4) (6) (10)	S +	5.75%	11.08%	5/14/2029	18,419	18,121	18,382	2.15
Bottomline Technologies, Inc.	(4) (6) (14)	S +	5.75%	11.08%	5/15/2028	—	(18)	—	—
Coupa Holdings, LLC	(4) (6) (8)	S +	7.50%	12.81%	2/27/2030	17,712	17,320	17,603	2.06
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.81%	2/27/2030	—	(7)	(4)	—
Coupa Holdings, LLC	(4) (6) (14)	S +	7.50%	12.81%	2/27/2029	—	(11)	(3)	—
Cyara AcquisitionCo, LLC	(4) (5) (8)	S +	6.75% (incl. 2.75% PIK)	12.06%	6/28/2029	13,386	13,061	13,187	1.54
Cyara AcquisitionCo, LLC	(4) (5) (14)	S +	6.75% (incl. 2.75% PIK)	12.06%	6/28/2029	—	(21)	(13)	—
E-Discovery AcquireCo, LLC	(4) (5) (8)	S +	6.50%	11.84%	8/29/2029	6,955	6,794	6,855	0.80
E-Discovery AcquireCo, LLC	(4) (5) (14)	S +	6.50%	11.84%	8/29/2029	—	(14)	(9)	—
Formstack Acquisition Co	(4) (5)	S +	5.25%	10.57%	3/28/2030	12,500	12,313	12,312	1.44
Formstack Acquisition Co	(4) (5) (14)	S +	5.25%	10.57%	3/28/2030	—	(38)	(38)	—
Formstack Acquisition Co	(4) (5) (14)	S +	5.25%	10.57%	3/28/2030	—	(38)	(38)	—
Fullsteam Operations, LLC	(4) (5) (8)	S +	8.25%	13.73%	11/27/2029	4,250	4,128	4,219	0.49

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(4) (5) (14)	S +	8.25%	13.73%	11/27/2029	1,003	$953	$981	0.11%
Fullsteam Operations, LLC	(4) (5) (14)	S +	8.25%	13.73%	11/27/2029	—	(7)	(2)	—
Granicus, Inc.	(4) (6) (8) (10)	S +	5.25%	10.62%	1/17/2031	12,699	12,576	12,576	1.47
Granicus, Inc.	(4) (6) (14)	S +	5.25%	10.62%	1/17/2031	—	(11)	(11)	—
Granicus, Inc.	(4) (6) (14)	S +	5.25%	10.62%	1/17/2031	—	(17)	(17)	—
GS AcquisitionCo, Inc.	(4) (5) (8)	S +	5.00%	10.30%	5/25/2028	7,552	7,515	7,552	0.88
GS AcquisitionCo, Inc.	(4) (5) (14)	S +	5.00%	10.30%	5/25/2028	—	(10)	(10)	—
GS AcquisitionCo, Inc.	(4) (5) (14)	S +	5.00%	10.30%	5/25/2028	—	(7)	—	—
Icefall Parent, Inc.	(4) (5) (9)	S +	6.50%	11.80%	1/25/2030	5,314	5,210	5,210	0.61
Icefall Parent, Inc.	(4) (5) (14)	S +	6.50%	11.80%	1/25/2030	—	(10)	(10)	—
Kaseya, Inc.	(4) (6) (10)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	10,463	10,339	10,460	1.22
Kaseya, Inc.	(4) (6) (14)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	39	35	38	—
Kaseya, Inc.	(4) (6) (14)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	158	151	158	0.02
LegitScript, LLC	(4) (6) (10)	S +	5.75%	11.08%	6/24/2029	19,048	18,743	18,932	2.22
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.08%	6/24/2029	504	461	472	0.06
LegitScript, LLC	(4) (6) (14)	S +	5.75%	11.08%	6/24/2028	719	676	700	0.08
Matrix Parent, Inc.	(4) (6) (12)	S +	5.00%	10.50%	3/1/2029	497	369	313	0.04
Montana Buyer, Inc.	(4) (6) (10)	S +	5.75%	11.08%	7/22/2029	8,551	8,410	8,517	1.00
Montana Buyer, Inc.	(4) (14)	P +	4.75%	13.25%	7/22/2028	140	126	136	0.02
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (8)	S +	5.00%	10.38%	6/11/2029	5,049	5,012	4,998	0.58
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.38%	6/11/2029	75	74	74	0.01
Netwrix Corporation And Concept Searching, Inc.	(4) (6) (14)	S +	5.00%	10.38%	6/11/2029	—	(2)	(3)	—
Oak Purchaser, Inc.	(4) (6) (8)	S +	5.50%	10.81%	4/28/2028	4,777	4,740	4,684	0.55
Oak Purchaser, Inc.	(4) (6) (8) (14)	S +	5.50%	10.81%	4/28/2028	3,102	3,078	3,070	0.36
Oak Purchaser, Inc.	(4) (6) (14)	S +	5.50%	10.81%	4/28/2028	—	(4)	(6)	—
Project Leopard Holdings, Inc.	(7) (9) (11)	S +	5.25%	10.66%	7/20/2029	9,875	9,312	9,090	1.06
Revalize, Inc.	(4) (5) (8) (9)	S +	5.75%	11.21%	4/15/2027	11,605	11,543	10,912	1.28
Revalize, Inc.	(4) (5) (14)	S +	5.75%	11.21%	4/15/2027	355	347	270	0.03
Riskonnect Parent, LLC	(4) (6) (8) (10)	S +	5.50%	10.82%	12/7/2028	6,282	6,167	6,167	0.72
Riskonnect Parent, LLC	(4) (6) (8) (14)	S +	5.50%	10.82%	12/7/2028	1,168	1,146	1,149	0.13
Riskonnect Parent, LLC	(4) (6) (14)	S +	5.50%	10.82%	12/7/2028	—	(18)	(18)	—
Securonix, Inc.	(4) (6) (10)	S +	6.00%	11.33%	4/5/2028	21,010	20,741	19,945	2.33
Securonix, Inc.	(4) (6) (14)	S +	6.00%	11.33%	4/5/2028	—	(44)	(192)	(0.02)
Trunk Acquisition, Inc.	(4) (5) (9)	S +	5.75%	11.21%	2/19/2027	11,200	11,131	11,036	1.29
Trunk Acquisition, Inc.	(4) (5) (14)	S +	5.75%	11.21%	2/19/2026	—	(5)	(16)	—
							232,316	231,913	27.14

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Mobile Communications America, Inc.	(4) (5) (10)	S +	6.00%	11.31%	10/16/2029	2,546	$2,511	$2,523	0.30%
Mobile Communications America, Inc.	(4) (5) (14)	S +	6.00%	11.31%	10/16/2029	—	(6)	(8)	—
Mobile Communications America, Inc.	(4) (5) (14)	S +	6.00%	11.31%	10/16/2029	—	(6)	(4)	—
							2,499	2,511	0.30
Total First Lien Debt							$1,712,078	$1,703,630	199.33%

Second Lien Debt
Commercial Services & Supplies
Sweep Midco LLC	(4) (5) (9) (15)				3/12/2036	1,686	$—	$—	—%
Sweep Midco LLC	(4) (5) (9) (15)				3/12/2034	580	290	290	0.03
							290	290	0.03
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(7) (8)	S +	7.00%	12.57%	3/2/2029	1,800	1,557	1,513	0.18
Infinite Bidco, LLC	(7) (8)	S +	7.00%	10.56%	3/2/2029	2,500	2,169	2,102	0.25
							3,726	3,615	0.42
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (9)	S +	8.00%	13.43%	12/10/2027	2,520	2,486	2,477	0.29
Heartland Veterinary Partners, LLC	(4) (5) (8)	S +	8.00%	13.43%	12/10/2027	980	966	963	0.11
							3,452	3,440	0.40
Software
Matrix Parent, Inc.	(4) (7) (12)	S +	8.00%	13.53%	3/1/2030	10,880	10,504	—	—
Total Second Lien Debt							$17,972	$7,345	0.86%
Other Investments
Unsecured Debt
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	1,658	$1,622	$1,609	0.19%
Total Unsecured Debt							$1,622	$1,609	0.19%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(17)	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (13)		10.50%	12/21/2021	1,000,000	$1,250	$1,240	0.15%
Knockout Intermediate Holdings I, Inc.	(4) (13)		11.75%	6/25/2022	2,040	2,387	2,389	0.28
Revalize, Inc.	(4) (13)	S+	10.00%	12/14/2021	2,154	2,738	2,716	0.32
RSK Holdings, Inc. (Riskonnect)	(4) (13)	S+	10.50%	7/7/2022	2,123,800	2,576	2,672	0.31
Vardiman Black Holdings, LLC	(4) (13)		6.00% PIK	3/29/2024	4,415,744	2,813	2,813	0.33
Total Preferred Equity						$11,764	$11,830	1.39%
Common Equity
Amerilife Holdings, LLC	(4) (13)			9/1/2022	14,856	$410	$536	0.06%
BP Purchaser, LLC	(4) (13)			12/10/2021	1,383,156	1,378	1,105	0.13
BP Purchaser, LLC Rights	(4) (13)			3/12/2024	1,250,241	57	57	0.01
Encore Holdings, LLC	(4) (13)			11/23/2021	1,728	215	430	0.05
Frisbee Holdings, LP (Fetch)	(4) (13)			10/31/2022	18,287	233	233	0.03
Fullsteam Operations, LLC	(4) (13)			11/27/2023	11,270	380	380	0.04
LUV Car Wash	(4) (13)			4/6/2022	1,260	1,260	785	0.09
mPulse Mobile, Inc.	(4) (13)			12/17/2021	105,978	780	968	0.11
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (13)			12/20/2021	500,000	500	650	0.08
Reveal Data Solutions	(4) (13)			8/29/2023	186,769	243	263	0.03
SDB Holdco, LLC	(4) (13)			3/29/2024	9,100,924	—	—	—
Surewerx Topco, LP	(4) (11) (13)			12/28/2022	104	104	122	0.01
Total Common Equity						$5,560	$5,529	0.64%
Total Other Securities						$18,946	$18,968	2.22%
Total Portfolio Investments						$1,748,996	$1,729,943	202.41%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E at 3.89%, the 1-month S at 5.33%, the 3-month S at 5.30%; 6-month S at 5.22%, and the P at 8.50%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Loan includes interest rate floor of 1.00%.
(6)	Loan includes interest rate floor of 0.75%.
(7)	Loan includes interest rate floor of 0.50%.
(8)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024 non-qualifying assets represented 7.10% of total assets as calculated in accordance with regulatory requirements.

(12)	Investment was on non-accrual status as of March 31, 2024.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2024, the aggregate fair value of these securities is $17,359 or 2.03% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$1,176	$(150)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	1,822	(19)
AWP Group Holdings, Inc.	Revolver	12/24/2029	517	(5)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	926	(237)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	1,851	(19)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2024	5,025	(43)
Amerilife Holdings, LLC	Revolver	8/31/2028	3,688	(31)
Answer Acquisition, LLC	Revolver	12/30/2026	1,837	(17)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	2,377	(43)
Apex Service Partners, LLC	Revolver	10/24/2029	1,086	(20)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	752	(7)
Appfire Technologies, LLC	Revolver	3/9/2027	94	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Applitools, Inc.	Revolver	5/25/2028	$900	$(19)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	3,000	(15)
Aptean, Inc.	Revolver	1/30/2031	1,618	(16)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,304	(26)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	44	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	572	—
Avalara, Inc.	Revolver	10/19/2028	1,015	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,333	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	582	(8)
Bradyifs Holdings, LLC	Revolver	10/31/2029	593	(8)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	3,402	(47)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2030	3,529	(36)
COP Collisionright Parent, LLC	Revolver	1/29/2030	883	(17)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	652	—
Caerus US 1, Inc.	Revolver	5/25/2029	854	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,877	(67)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	4,148	(96)
Chase Intermediate, LLC	Revolver	10/30/2028	207	(4)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	699	(4)
Coupa Holdings, LLC	Revolver	2/27/2029	536	(3)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	887	(13)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	4,860	(66)
Dwyer Instruments, Inc.	Revolver	7/21/2027	2,125	(23)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	632	(9)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	309	(3)
EVDR Purchaser, Inc.	Revolver	2/14/2031	111	(2)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	991	(9)
Encore Holdings, LLC	Revolver	11/23/2027	359	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	46	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	1,204	(5)
Excelitas Technologies Corp.	Revolver	8/14/2028	939	(4)
FLS Holding, Inc.	Revolver	12/17/2027	1,922	(11)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	5,000	(38)
Formstack Acquisition Co	Revolver	3/28/2030	2,500	(38)
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	498	(4)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	430	(3)
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	836	(6)
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	209	(2)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Fullsteam Operations, LLC	Revolver	11/27/2029	$238	$(2)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	6,551	(94)
GC Waves Holdings, Inc.	Revolver	8/10/2029	382	(5)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	546	(9)
GPS Merger Sub, LLC	Revolver	10/2/2029	437	(7)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	4,075	(10)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	1,384	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/2/2026	135	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	10,468	(252)
Galway Borrower, LLC	Revolver	9/29/2028	361	(8)
Gateway US Holdings, Inc.	Revolver	9/22/2026	213	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,897	(10)
Granicus, Inc.	Revolver	1/17/2031	1,797	(17)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	(8)
Helios Service Partners, LLC	Revolver	3/19/2027	212	(2)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	529	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	11,756	(180)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	578	(6)
Hyland Software, Inc.	Revolver	9/19/2029	961	(6)
Icefall Parent, Inc.	Revolver	1/25/2030	506	(10)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	8,400	(138)
Inszone Mid, LLC	Revolver	11/12/2029	1,269	(21)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	472	(5)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	146	(3)
Iris Buyer, LLC	Revolver	10/2/2029	429	(9)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,568	(15)
KENG Acquisition, Inc.	Revolver	8/1/2029	600	(6)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/22/2024	2,540	(25)
KWOR Acquisition, Inc.	Revolver	12/22/2027	796	(8)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	587	—
Kaseya, Inc.	Revolver	6/25/2029	469	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	8/1/2024	740	(8)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	486	(5)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	4/15/2024	956	(1)
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	4,753	(29)
LegitScript, LLC	Revolver	6/24/2028	2,276	(14)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	1,708	(8)
MRI Software, LLC	Revolver	2/10/2027	734	(3)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MRI Software, LLC	Revolver	2/10/2027	$171	$(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	4,716	(93)
Magneto Components Buyco, LLC	Revolver	12/5/2029	3,930	(77)
Magnolia Wash Holdings	Revolver	7/14/2028	150	(17)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	2,735	—
Mantech International CP	Revolver	9/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	823	(8)
Mobile Communications America, Inc.	Revolver	10/16/2029	412	(4)
Montana Buyer, Inc.	Revolver	7/22/2028	838	(3)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	36	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	316	(3)
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2028	230	(2)
Oak Purchaser, Inc.	Revolver	4/28/2028	620	(6)
Orion Group Holdco, LLC	Delayed Draw Term Loan	4/28/2028	1,193	(11)
Orion Group Holdco, LLC	Delayed Draw Term Loan	4/28/2028	3,465	(41)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	4/28/2028	869	(4)
PDI TA Holdings, Inc.	Revolver	2/3/2031	260	(3)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	6,105	(23)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	9/2/2024	1,042	(21)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	2,713	(8)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,955	(3)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	(7)
Project Accelerate Parent, LLC	Revolver	2/24/2031	188	(2)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2024	842	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	642	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	320	(1)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	3,633	—
Randy's Holdings, Inc.	Revolver	11/1/2028	1,216	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	4	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	278	(2)
Revalize, Inc.	Revolver	4/15/2027	1,064	(64)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/22/2024	3,656	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2025	231	(2)
Riskonnect Parent, LLC	Revolver	12/7/2028	914	(18)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	56	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	63	(1)
Securonix, Inc.	Revolver	4/5/2028	3,782	(192)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	Revolver	12/8/2027	$2,876	$—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	(7)
Smarsh, Inc.	Revolver	2/16/2029	161	(2)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	932	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	2,399	—
Spotless Brands, LLC	Revolver	7/25/2028	304	(2)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(6)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	3,230	—
Summit Acquisition, Inc.	Revolver	5/1/2029	1,615	—
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	4,146	(167)
Summit Buyer, LLC	Revolver	1/14/2027	529	(21)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	1,488	(14)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	125	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	1,095	(20)
Tamarack Intermediate, LLC	Revolver	3/13/2028	2,475	(45)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	859	(14)
Tank Holding Corp.	Revolver	3/31/2028	1,000	(16)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	812	(13)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	(9)
Trintech, Inc.	Revolver	7/25/2029	1,429	(20)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(16)
V Global Holdings, LLC	Revolver	12/22/2025	420	(26)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	892	(13)
VRC Companies, LLC	Revolver	6/29/2027	293	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	1,104	(33)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	11/8/2025	3,153	(34)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	1,755	(37)
Vertex Service Partners, LLC	Revolver	11/8/2030	433	(9)
YI, LLC	Delayed Draw Term Loan	12/3/2029	1,831	(23)
YI, LLC	Revolver	12/3/2029	1,345	(17)
Zarya Intermediate, LLC	Revolver	7/1/2027	2,807	(20)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	331	—
iCIMS, Inc.	Revolver	8/18/2028	145	—
mPulse Mobile, Inc.	Revolver	12/17/2027	4,996	(50)
Total First Lien Debt Unfunded Commitments			$249,173	$(3,374)
Total Unfunded Commitments			$249,173	$(3,374)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

(15)	Non-income producing security.
(16)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies".
(17)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
\

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (8)	S +	5.75%	11.13%	9/14/2029	17,420	$17,126	$17,420	2.10%
Mantech International CP	(4) (6) (14)	S +	5.75%	11.13%	9/14/2029	1,504	1,455	1,504	0.18
Mantech International CP	(4) (6) (14)	S +	5.75%	11.13%	9/14/2028	—	(41)	—	—
							18,540	18,924	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (6) (9)	S +	5.75%	11.18%	6/11/2027	10,402	10,245	10,326	1.24
Omni Intermediate Holdings, LLC	(4) (5) (8) (9)	S +	5.00%	10.54%	12/30/2026	22,097	21,948	21,052	2.54
Omni Intermediate Holdings, LLC	(4) (5) (8) (14)	S +	5.00%	10.54%	12/30/2026	2,317	2,298	2,203	0.27
Omni Intermediate Holdings, LLC	(4) (14)	P +	4.00%	12.50%	12/30/2025	1,545	1,534	1,451	0.17
RoadOne IntermodaLogistics	(4) (5) (8)	S +	6.25%	11.61%	12/29/2028	337	328	331	0.04
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.61%	12/29/2028	31	29	29	—
RoadOne IntermodaLogistics	(4) (5) (14)	S +	6.25%	11.61%	12/29/2028	4	2	3	—
							36,384	35,395	4.26
Automobile Components
Continental Battery Company	(4) (5) (10)	S +	6.75% (incl. 4.08% PIK)	12.34%	1/20/2027	6,204	6,122	5,165	0.62
Randy's Holdings, Inc.	(4) (5) (9)	S +	6.50%	11.87%	11/1/2028	12,261	11,947	12,220	1.47
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.87%	11/1/2028	—	(50)	(14)	—
Randy's Holdings, Inc.	(4) (5) (14)	S +	6.50%	11.87%	11/1/2028	477	437	471	0.06
Sonny's Enterprises, LLC	(4) (5) (8)	S +	6.75%	12.28%	8/5/2028	11,408	11,154	11,408	1.37
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.28%	8/5/2028	1,065	1,011	1,065	0.13
Sonny's Enterprises, LLC	(4) (5) (14)	S +	6.75%	12.28%	8/5/2027	—	(51)	—	—
							30,570	30,315	3.65
Automobiles
ARI Network Services, Inc.	(4) (6) (9)	S +	5.25%	10.60%	2/28/2025	14,087	13,973	13,952	1.68
Portfolio Group	(4) (5) (14)	S +	6.00%	11.59%	12/2/2025	989	938	966	0.12
Summit Buyer, LLC	(4) (5) (14)	S +	5.75%	11.26%	1/14/2026	2,358	2,257	2,167	0.26
Summit Buyer, LLC	(4) (14)	P +	4.75%	13.25%	1/14/2026	—	(14)	(16)	—
							17,154	17,069	2.06
Biotechnology
GraphPad Software, LLC	(4) (5) (9)	S +	5.50%	11.22%	4/27/2027	19,024	18,896	18,951	2.28
GraphPad Software, LLC	(4) (5) (14)	S +	5.50%	11.13%	4/27/2027	10,588	10,523	10,548	1.27
							29,419	29,499	3.55
Chemicals
Tank Holding Corp.	(4) (6) (8) (9)	S +	5.75%	11.21%	3/31/2028	26,927	26,475	25,807	3.11
Tank Holding Corp.	(4) (6) (14)	S +	5.75%	11.21%	3/31/2028	524	496	494	0.06
Tank Holding Corp.	(6) (14)	S +	5.75%	11.21%	3/31/2028	356	337	296	0.04

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
V Global Holdings, LLC	(4) (6) (9)	S +	5.75%	11.21%	12/22/2027	7,888	$7,768	$7,729	0.93%
V Global Holdings, LLC	(4) (6) (14)	S +	5.75%	11.21%	12/22/2025	448	436	426	0.05
							35,512	34,752	4.19
Commercial Services & Supplies
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	6.75%	12.11%	12/9/2029	6,180	6,014	6,180	0.74
Atlas Us Finco, Inc.	(4) (5) (11) (14)	S +	6.75%	12.11%	12/9/2028	—	(14)	—	—
BPG Holdings IV Corp.	(4) (6) (10)	S +	6.00%	11.36%	7/29/2029	8,471	7,979	8,272	1.00
Encore Holdings, LLC	(4) (6) (9)	S +	4.50%	10.45%	11/23/2028	1,221	1,204	1,221	0.15
Encore Holdings, LLC	(4) (6)	S +	4.50%	10.45%	11/23/2028	2,374	2,341	2,374	0.29
Encore Holdings, LLC	(4) (6) (14)	S +	4.50%	10.45%	11/23/2027	—	(4)	—	—
Energy Labs Holdings Corp.	(4) (5) (8)	S +	5.25%	10.71%	4/7/2028	384	379	379	0.05
Energy Labs Holdings Corp.	(4) (5)	S +	5.25%	10.71%	4/7/2028	36	36	36	—
Energy Labs Holdings Corp.	(4) (5) (14)	S +	5.25%	10.71%	4/7/2028	23	23	23	—
FLS Holding, Inc.	(4) (5) (9) (11)	S +	5.25%	10.77%	12/15/2028	20,293	19,981	20,172	2.43
FLS Holding, Inc.	(4) (5) (8) (11)	S +	5.25%	10.77%	12/15/2028	4,758	4,685	4,730	0.57
FLS Holding, Inc.	(4) (5) (11) (14)	S +	5.25%	10.77%	12/17/2027	—	(25)	(12)	—
Helios Service Partners, LLC	(4) (5)	S +	6.25%	11.88%	3/19/2027	2,681	2,620	2,654	0.32
Helios Service Partners, LLC	(4) (5) (14)	S +	6.25%	11.88%	3/19/2027	2,723	2,633	2,672	0.32
Helios Service Partners, LLC	(4) (5) (14)	S +	6.00%	11.62%	3/19/2027	292	281	287	0.03
Iris Buyer, LLC	(4) (5) (10)	S +	6.25%	11.60%	10/2/2030	3,004	2,924	2,924	0.35
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.60%	10/2/2030	62	56	56	0.01
Iris Buyer, LLC	(4) (5) (10) (14)	S +	6.25%	11.60%	10/2/2029	—	(11)	(11)	—
Atlas Us Finco, Inc.	(4) (5) (9) (11)	S +	6.75%	12.10%	12/9/2029	10,855	10,639	10,639	1.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (9)	S +	5.00%	10.54%	12/20/2028	19,444	19,147	18,867	2.27
Procure Acquireco, Inc. (Procure Analytics)	(4) (6)	S +	5.00%	10.54%	12/20/2028	961	945	932	0.11
Procure Acquireco, Inc. (Procure Analytics)	(4) (6) (14)	S +	5.00%	10.54%	12/20/2028	—	(14)	(35)	—
Sherlock Buyer Corp.	(4) (5) (9)	S +	5.75%	11.20%	12/8/2028	24,489	24,115	24,474	2.95
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.20%	12/8/2028	—	(51)	(4)	—
Sherlock Buyer Corp.	(4) (5) (14)	S +	5.75%	11.20%	12/8/2027	—	(38)	(2)	—
Surewerx Purchaser III, Inc.	(4) (6) (10) (11)	S +	6.75%	12.10%	12/28/2029	1,107	1,077	1,107	0.13
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.10%	12/28/2029	—	(4)	—	—
Surewerx Purchaser III, Inc.	(4) (6) (11) (14)	S +	6.75%	12.10%	12/28/2028	117	111	117	0.01
Sweep Purchaser, LLC	(4) (5) (9) (14)	S +	5.75%	11.23%	11/30/2026	5,008	4,939	3,906	0.47

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(4) (6) (10)	S +	5.75%	11.28%	3/13/2028	15,256	$15,022	$14,890	1.79%
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.75%	11.28%	3/13/2028	556	529	529	0.06
Tamarack Intermediate, LLC	(4) (6) (14)	S +	5.75%	11.28%	3/13/2028	—	(35)	(59)	(0.01)
Vensure Employer Services, Inc.	(4) (6) (14)	S +	5.25%	10.63%	4/1/2027	540	503	503	0.06
VRC Companies, LLC	(4) (5) (10)	S +	5.75%	11.12%	6/29/2027	15,644	15,468	15,624	1.88
VRC Companies, LLC	(4) (5)	S +	5.75%	11.12%	6/29/2027	18,995	18,793	18,970	2.29
							162,248	162,415	19.57
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (6)	S +	5.25%	10.74%	10/19/2028	8,044	7,908	7,859	0.95
LJ Avalon Holdings, LLC	(4) (5) (8)	S +	6.50%	12.04%	2/1/2030	2,974	2,894	2,906	0.35
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.50%	12.04%	2/1/2030	474	451	446	0.05
LJ Avalon Holdings, LLC	(4) (5) (14)	S +	6.50%	12.04%	2/1/2029	—	(12)	(11)	—
Superman Holdings, LLC	(4) (5) (8)	S +	6.13%	11.47%	8/31/2027	6,277	6,141	6,198	0.75
Superman Holdings, LLC	(4) (5) (14)	S +	6.13%	11.47%	8/31/2027	—	(16)	(19)	—
							17,366	17,379	2.09
Containers & Packaging
BP Purchaser, LLC	(4) (6) (9)	S +	5.50%	11.14%	12/11/2028	27,243	26,826	26,474	3.19
Distributors
48Forty Solutions, LLC	(4) (5) (8) (9)	S +	6.00%	11.44%	11/30/2026	25,599	25,214	24,003	2.89
48Forty Solutions, LLC	(4) (14)	P +	5.00%	13.50%	11/30/2026	2,353	2,303	2,108	0.25
ABB Concise Optical Group, LLC	(4) (6) (9)	S +	7.50%	13.01%	2/23/2028	17,008	16,685	14,654	1.77
Avalara, Inc.	(4) (6) (8)	S +	7.25%	12.60%	10/19/2028	11,033	10,833	11,033	1.33
Avalara, Inc.	(4) (6) (14)	S +	7.25%	12.60%	10/19/2028	—	(19)	—	—
Bradyifs Holdings, LLC	(4) (5) (8)	S +	6.00%	11.38%	10/31/2029	6,999	6,862	6,862	0.83
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/31/2029	189	180	180	0.02
Bradyifs Holdings, LLC	(4) (5) (14)	S +	6.00%	11.38%	10/31/2029	—	(12)	(12)	—
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (10)	S +	5.98%	11.55%	11/1/2028	21,745	21,536	20,954	2.52
PT Intermediate Holdings III, LLC	(4) (6) (8) (9) (14)	S +	5.98%	11.47%	11/1/2028	10,267	10,172	9,844	1.19
							93,754	89,626	10.80
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (8)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	21,965	21,552	21,552	2.60
Apex Service Partners, LLC	(4) (5) (14)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	1,167	1,103	1,103	0.13
Apex Service Partners, LLC	(4) (5) (14)	S +	7.00% (incl. 2.00%PIK)	12.38%	10/24/2029	140	108	108	0.01
FPG Intermediate Holdco, LLC	(4) (5) (9)	S +	6.50%	12.04%	3/5/2027	9,945	9,798	9,162	1.10
Groundworks, LLC	(4) (5) (8)	S +	6.50%	11.90%	3/14/2030	4,958	4,828	4,927	0.59
Groundworks, LLC	(4) (5) (14)	S +	6.50%	11.90%	3/14/2030	120	107	118	0.01

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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	$790	$(10)
Appfire Technologies, LLC	Revolver	3/9/2027	94	(1)
Applitools, Inc.	Revolver	5/25/2028	900	(22)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	44	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	572	—
Avalara, Inc.	Revolver	10/19/2028	1,103	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,333	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	582	(7)
Bradyifs Holdings, LLC	Revolver	10/31/2029	593	(12)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	3,402	(56)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	652	—
Caerus US 1, Inc.	Revolver	5/25/2029	214	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,877	(103)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	4,147	(77)
Chase Intermediate, LLC	Revolver	10/30/2028	207	(4)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	699	(8)
Coupa Holdings, LLC	Revolver	2/27/2029	536	(6)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	887	(16)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	4,860	(48)
Dwyer Instruments, Inc.	Revolver	7/21/2027	2,125	(42)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	632	(11)
Encore Holdings, LLC	Revolver	11/23/2027	359	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	39	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	1,204	(10)
Excelitas Technologies Corp.	Revolver	8/14/2028	1,396	(12)
FLS Holding, Inc.	Revolver	12/17/2027	1,922	(12)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	4/15/2024	855	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	1,527	(27)
Fullsteam Operations, LLC	Revolver	11/27/2029	238	(7)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	7,025	(131)
GC Waves Holdings, Inc.	Revolver	8/11/2028	382	(7)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	546	(5)
GPS Merger Sub, LLC	Revolver	10/2/2029	437	(8)
GS AcquisitionCo, Inc.	Revolver	5/22/2026	374	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	10,468	(108)
Galway Borrower, LLC	Revolver	9/30/2027	414	(12)
Gateway US Holdings, Inc.	Revolver	9/22/2026	213	—
Groundworks, LLC	Delayed Draw Term Loan	9/14/2024	232	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Groundworks, LLC	Revolver	3/14/2029	$263	$(2)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	(11)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	2,319	(23)
Helios Service Partners, LLC	Revolver	3/19/2027	212	(2)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	8/23/2025	490	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2024	12,496	—
Hyland Software, Inc.	Revolver	9/19/2029	961	(11)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	9,322	(99)
Inszone Mid, LLC	Revolver	11/12/2029	1,269	(25)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	472	(9)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	367	(6)
Iris Buyer, LLC	Revolver	10/2/2029	429	(11)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,568	(20)
KENG Acquisition, Inc.	Revolver	8/1/2029	600	(8)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/22/2024	2,540	(36)
KWOR Acquisition, Inc.	Revolver	12/22/2027	1,043	(15)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2024	587	(3)
Kaseya, Inc.	Revolver	6/25/2029	469	(2)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	8/1/2024	740	(17)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	486	(11)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	3/14/2024	2,812	(7)
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	4,753	(42)
LegitScript, LLC	Revolver	6/24/2028	2,276	(20)
Lightspeed Solution, LLC	Delayed Draw Term Loan	3/1/2024	4,044	(72)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	1,708	(9)
MRI Software, LLC	Revolver	2/10/2027	905	(6)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	4,716	(43)
Magneto Components Buyco, LLC	Revolver	12/5/2029	3,930	(71)
Magnolia Wash Holdings	Revolver	7/14/2028	150	(14)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	2,735	—
Mantech International CP	Revolver	9/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	823	(6)
Mobile Communications America, Inc.	Revolver	10/16/2029	412	(6)
Montana Buyer, Inc.	Revolver	7/22/2028	838	(7)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	1,120	(17)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	316	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2024	211	(5)
Oak Purchaser, Inc.	Revolver	4/28/2028	620	(13)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	6/24/2024	$97	$(5)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	433	(20)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	6,105	(50)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	9/2/2024	1,209	(30)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	2,713	(21)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,954	(10)
Portfolio Group	Delayed Draw Term Loan	12/2/2025	1,500	(14)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	(35)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2024	842	(1)
Project Boost Purchaser, LLC	Revolver	5/2/2028	642	(1)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	469	(4)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	4,128	(14)
Randy's Holdings, Inc.	Revolver	11/1/2028	1,175	(4)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2028	1,953	(2)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	368	(9)
Revalize, Inc.	Revolver	4/15/2027	1,064	(22)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/7/2024	1,171	(2)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	56	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	63	(1)
Securonix, Inc.	Revolver	4/5/2028	3,782	(210)
Sherlock Buyer Corp.	Delayed Draw Term Loan	9/6/2025	7,190	(4)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,876	(2)
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2024	536	(9)
Smarsh, Inc.	Revolver	2/16/2029	268	(5)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	1,432	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	2,399	—
Spotless Brands, LLC	Revolver	7/25/2028	239	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/1/2024	276	(4)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(9)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	3,230	(48)
Summit Acquisition, Inc.	Revolver	5/1/2029	1,615	(24)
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	5,629	(135)
Summit Buyer, LLC	Revolver	1/14/2026	650	(16)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	1,488	(19)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	100	—
Sweep Purchaser, LLC	Delayed Draw Term Loan	5/5/2024	455	(92)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	1,095	(17)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tamarack Intermediate, LLC	Revolver	3/13/2028	$2,475	$(59)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	1,036	(20)
Tank Holding Corp.	Revolver	3/31/2028	978	(44)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	1,502	(15)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	1,081	(22)
Trintech, Inc.	Revolver	7/25/2029	1,429	(27)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(20)
V Global Holdings, LLC	Revolver	12/22/2025	644	(13)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	3,889	(32)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	2,410	(37)
Vertex Service Partners, LLC	Revolver	11/8/2030	433	(11)
YI, LLC	Delayed Draw Term Loan	6/6/2025	1,831	(18)
YI, LLC	Revolver	12/3/2029	1,373	(27)
Zarya Intermediate, LLC	Revolver	7/1/2027	401	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	347	—
iCIMS, Inc.	Revolver	8/18/2028	130	—
mPulse Mobile, Inc.	Revolver	12/17/2027	4,996	(62)
Total First Lien Debt Unfunded Commitments			$237,337	$(3,194)
Total Unfunded Commitments			$237,337	$(3,194)

The accompanying notes are an integral part of these consolidated financial statements

T Series Middle Market Loan Fund LLC
Notes to the Consolidated Financial Statements
March 31, 2024
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
The Company has conducted and from time to time may conduct private offerings of common units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor at any closing of a private offering makes a capital commitment to purchase Common Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective capital commitments each time the Company delivers a notice to the investors.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2024, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
The Company’s Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-

cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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
As of March 31, 2024, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2024 was $10,873. As of December 31, 2023 the Company, had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $22,754.
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
For the three months ended March 31, 2024, the Company accrued $16 of U.S. federal excise taxes. For the three months ended March 31, 2023, the Company accrued $0 of U.S. federal excise taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Investment Advisory Agreement in August 2023.
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
For the three months ended March 31, 2024 and March 31, 2023, base management fees were $919 and $731, respectively. As of March 31, 2024 and December 31, 2023, $919 and $919 was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2024 and March 31, 2023, $2,614 and $1,944, of income based incentive fees, respectively, were accrued to the Investment Adviser.
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
For the three months ended March 31, 2024 and March 31, 2023, there were no capital gain incentive fees accrued to the Investment Adviser.
Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2024 and December 31, 2023, there were $2,614 and $2,632, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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
For the three months ended March 31, 2024 and March 31, 2023, no expenses were incurred under the Administration Agreement.
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

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,712,078	$1,703,630	98.5%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	17,972	7,345	0.4	20,880	15,870	0.9
Other Investments	18,946	18,968	1.1	15,836	15,918	0.9
Total	$1,748,996	$1,729,943	100.0%	$1,705,090	$1,687,546	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	1.1%	1.1%
Air Freight & Logistics	0.6	2.3
Automobile Components	1.8	1.8
Automobiles	1.4	1.0
Biotechnology	1.7	1.7
Chemicals	2.0	2.1
Commercial Services & Supplies	9.6	9.7
Construction & Engineering	1.5	1.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	1.5	1.6
Distributors	5.1	5.3
Diversified Consumer Services	6.1	6.1
Electronic Equipment, Instruments & Components	3.7	3.8
Financial Services	3.7	3.7
Health Care Equipment & Supplies	1.6	1.8
Health Care Providers & Services	10.9	11.4
Health Care Technology	1.2	1.2
Industrial Conglomerates	5.9	5.0
Insurance Services	14.6	14.6
Interactive Media & Services	0.3	0.3
IT Services	3.1	3.1
Machinery	2.1	2.2
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.5	0.6
Professional Services	2.2	2.2
Real Estate Management & Development	3.1	3.3
Software	13.9	12.3
Wireless Telecommunication Services	0.1	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$28,920	$29,213	1.7%	$28,928	$29,110	1.7%
Canada	21,643	21,413	1.2	21,691	21,257	1.3
United Kingdom	8,392	8,551	0.5	9,048	9,213	0.5
United States	1,690,041	1,670,766	96.6	1,645,423	1,627,966	96.5
Total	$1,748,996	$1,729,943	100.0%	$1,705,090	$1,687,546	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$36,514	$1,667,116	$1,703,630		$31,799	$1,623,959	$1,655,758
Second Lien Debt	—	3,615	3,730	7,345	—	3,612	12,258	15,870
Other Investments	—	—	18,968	18,968	—	—	15,918	15,918
Total	$—	$40,129	$1,689,814	$1,729,943	$—	$35,411	$1,652,135	$1,687,546

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$15,918	$1,652,135
Purchases of investments(1)	115,789	290	2,869	118,948
Proceeds from principal repayments and sales of investments(1)	(73,274)	(3,300)	—	(76,574)
Accretion of discount/amortization of premium	1,812	79	2	1,893
Payment-in-kind	1,214	—	239	1,453
Net change in unrealized appreciation (depreciation)	3,254	(5,597)	(60)	(2,403)
Net realized gains (losses)	(1,939)	—	—	(1,939)
Transfers into/out of Level 3(2)	(3,699)	—	—	(3,699)
Fair value, end of period	$1,667,116	$3,730	$18,968	$1,689,814

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$2,297	$(5,724)	$(60)	$(3,487)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023 :

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$1,172,438	$16,071	$14,102	$1,202,611
Purchases of investments	134,822	—	61	134,883
Proceeds from principal repayments and sales of investments	(33,456)	—	—	(33,456)
Accretion of discount/amortization of premium	1,008	10	2	1,020
Payment-in-kind	435	—	115	550
Net change in unrealized appreciation (depreciation)	(47)	(2,177)	130	(2,094)
Net realized gains (losses)	23	—	—	23
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,275,223	$13,904	$14,410	$1,303,537

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$(47)	$(2,177)	$130	$(2,094)

(1)	Includes transactions relating to restructurings.
(2)	Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,667,116	Yield Analysis	Discount Rate	9.05%	25.19%	11.38%
Investments in second lien debt	3,730	Yield Analysis	Discount Rate	13.77%	53.44%	13.89%
Investments in other investments:
Other debt	1,609	Income Approach	Discount Rate	14.70%	14.70%	14.70%
Preferred equity	11,830	Income Approach	Discount Rate	10.30%	24.76%	14.61%
Common equity	3,918	Market Approach	EBITDA Multiple	11.80x	18.72x	14.86x
	1,611	Income Approach	Revenue Multiple	7.58x	9.80x	8.65x
Total investments	$1,689,814

	December 31, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,623,959	Yield Analysis	Discount Rate	8.64%	25.09%	10.99%
Investments in second lien debt	12,258	Yield Analysis	Discount Rate	13.35%	31.13%	22.35%
Investments in other investments:
Other debt	1,593	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	8,969	Income Approach	Discount Rate	12.19%	15.68%	14.72%
Common equity	3,954	Market Approach	EBITDA Multiple	12.5x	18.7x	15.37x
	1,402	Market Approach	Revenue Multiple	7.6x	9.8x	8.86x
Total Investments	$1,652,135
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

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	3	$221,500	$221,500	$236,500	$236,500
Barclays Funding Facility	3	344,079	344,079	355,241	355,241
BNP Funding Facility	3	161,500	161,500	153,500	153,500
JPM Funding Facility	3	167,000	167,000	136,000	136,000
Total		$894,079	$894,079	$881,241	$881,241
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$221,500	$17,000	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	344,079	255,921	600,000	355,241	244,759
BNP Funding Facility	300,000	161,500	138,500	300,000	153,500	146,500
JPM Funding Facility	500,000	167,000	333,000	500,000	136,000	364,000
Total	$1,638,500	$894,079	$744,421	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6,555.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 7.70% and 6.29%, respectively. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 8.20% and 6.62%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was $885,107 and $731,799, respectively.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility

On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility allows the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On September 29, 2023, the Company reduced the maximum amount outstanding to $238,500. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CBA Subscription Facility had a maturity date of February 2, 2024, which was extended to May 2, 2024 pursuant to the terms set forth in the CBA Subscription Facility. For more information, see Note 11 “Subsequent Events.”
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), 1.90%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.90%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Terms SOFR Loans, SOFR or Term SOFR as applicable, plus 1.90%, (iv) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.90%, each as calculated in accordance with the CBA Subscription Facility. The CBA Subscription Facility is secured by the unfunded investor commitments to purchase the Company’s Common Units. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,233	$4,146
Facility unused commitment fees	8	55
Amortization of deferred financing costs	114	204
Total	$4,355	$4,405
Weighted average interest rate	7.34%	6.27%
Weighted average outstanding balance	$228,148	$264,500

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
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$6,700	$4,395
Facility unused commitment fees	318	224
Amortization of deferred financing costs	508	93
Total	$7,526	$4,712
Weighted average interest rate	7.59%	5.79%
Weighted average outstanding balance	$349,348	$303,788

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

The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$3,299	$2,561
Facility unused commitment fees	119	—
Amortization of deferred financing costs	166	166
Total	$3,584	$2,727
Weighted average interest rate	8.04%	7.19%
Weighted average outstanding balance	$162,412	$142,400
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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$2,997	$410
Facility unused commitment fees	1,120	254
Amortization of deferred financing costs	333	127
Total	$4,450	$791
Weighted average interest rate(1)	8.17%	7.77%
Weighted average outstanding balance (1)	$145,198	$50,000

(1)	Calculated from the period from February 23, 2023 (closing date) through March 31, 2023.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $249,173 and $237,337 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of March 31, 2024 and December 31, 2023, the Company had $1,000,010 and $1,000,010 in total capital commitments from common unitholders, respectively, of which $265,000 and $265,000 were unfunded, respectively.
(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2024	December 31, 2023
Net distributable earnings (accumulated losses), beginning of period	$(13,679)	$(28,501)
Net investment income (loss)	28,140	96,488
Net realized gain (loss)	(1,940)	67
Net unrealized appreciation (depreciation)	(1,355)	13,005
Distributions to unitholders	(27,771)	(94,829)
Tax reclassification of members' capital	—	91
Net distributable earnings (accumulated losses), end of period	$(16,605)	$(13,679)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 and for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
Total	1,442,261	$27,619
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
Total	876,757	$16,413

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase in Members' Capital from operations	$24,845	$19,185
Weighted average Common Units outstanding	44,744,954	31,928,491
Basic and diluted earnings (loss) per Common Unit	$0.56	$0.60
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.15	$18.72
Net investment income (loss)	0.63	0.66
Net unrealized and realized gain (loss)(2)	(0.08)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.55	0.60
Dividends declared	(0.62)	(0.65)
Total increase (decrease) in net assets	(0.07)	(0.05)
Net asset value, end of period	$19.08	$18.67
Units outstanding, end of period	44,792,502	31,967,458
Weighted average units outstanding	44,744,954	31,928,491
Total return based on net asset value(3)	2.87%	3.21%
Ratio/Supplemental Data:
Members' Capital, end of period	$854,672	$596,902
Ratio of total expenses to average Members’ Capital(4)	10.52%	9.60%
Ratio of net investment income to average Members’ Capital(4)	13.94%	14.88%
Ratio of total contributed capital to total committed capital, end of period	73.50%	58.50%
Asset coverage ratio(5)	195.59%	175.59%
Portfolio turnover rate	3.64%	2.66%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.

(4)	Amounts are annualized except for incentive fees, and organization and offering costs.
(5)	Effective October 14, 2021, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to October 14, 2021, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 act, was at least 200% after such borrowing.

(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On May 2, 2024, the Company entered into an amendment (the “Fifth Amendment”) to the CBA Subscription Facility. The Fifth Amendment amended certain terms of the CBA Subscription Facility, including, but not limited to, amendments to (a) transition from CDOR to CORRA for Canadian Dollar borrowings, (b) extend the Maturity Date to November 1, 2024 (“New Maturity Date”), (c) allow for the Borrower to extend the New Maturity Date for an additional 6 month term, subject to certain conditions, and (d) decrease the maximum commitment in the amount of $63,500,000 for an aggregate maximum commitment of $175,000,000.

On May 8, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s net investment income for the second quarter ending June 30, 2024 per unit, payable on or about July 5, 2024 to unitholders of record as of June 28, 2024.

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
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the "Order"), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Portfolio as of March 31, 2024
We had investments in 133 portfolio companies across 28 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024.
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
Our portfolio as of March 31, 2024 and December 31, 2023 is presented below:

	As of
	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,712,078	$1,703,630	98.5%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	17,972	7,345	0.4	20,880	15,870	0.9
Other Investments	18,946	18,968	1.1	15,836	15,918	0.9
Total	$1,748,996	$1,729,943	100.0%	$1,705,090	$1,687,546	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2024	March 31, 2023
New investments committed
Gross principal balance(1)	$124,313	$118,279
Less: Syndications	—	—
Net new investments committed	$124,313	$118,279
Investments, at cost
Investments, beginning of period	$1,705,090	$1,264,933
New investments purchased	104,737	135,710
Net accretion of discount on investments	1,962	1,056
Payment-in-kind	1,453	550
Net realized gain (loss) on investments	(1,939)	23
Investments sold or repaid	(62,307)	(34,273)
Investments, end of period	$1,748,996	$1,367,999
Principal amount of investments funded
First lien debt	$106,360	$139,548
Second lien debt	—	—
Other Investments(2)	56	61
Total	$106,416	$139,609
Amount of investments sold/fully repaid, at principal
First lien debt	$32,183	$26,265
Second lien debt	3,300	—
Total	$35,483	$26,265
Number of new investment commitments in portfolio companies	9	8
Number of investment commitments exited or fully repaid	2	—
Weighted average yield on debt investments, at cost(3)	11.8%	11.5%
Weighted average yield on debt investments, at fair value(3)	12.0%	11.7%
Number of portfolio companies	133	109
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,685,217	97.4	1,649,919	97.8
Risk rating 3	44,726	2.6	21,632	1.3
Risk rating 4	—	—	15,995	0.9
	$1,729,943	100.0%	$1,687,546	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$52,826	$36,842
Less: Total expenses	24,670	15,907
Net investment income before taxes	28,156	20,935
Less: Excise tax expense	16	—
Net investment income after taxes	28,140	20,935
Net change in unrealized appreciation (depreciation)	(1,355)	(1,767)
Net realized gain (loss)	(1,940)	17
Net increase (decrease) in Members' Capital resulting from operations	$24,845	$19,185
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$50,880	$35,507
Payment-in-kind	777	393
Dividend income	302	265
Other income	867	677
Total Investment Income	$52,826	$36,842
In the table above, total investment income increased from $36,842 for the three months ended March 31, 2023 to $52,826 for the three months ended March 31, 2024. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,367,999 as of March 31, 2023 to $1,748,996 as of March 31, 2024. Weighted average asset yield of debt investments at cost increased from 11.5% at March 31, 2023 to 11.8% as of March 31, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Interest and other financing expenses	$19,915	$12,636
Management fees	919	731
Income based incentive fees	2,614	1,944
Professional fees	576	390
Directors' fees	52	51
General and other expenses	594	155
Total expenses	$24,670	$15,907
Excise tax expense	$16	$—
Interest Expense and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $19,915 and $12,636 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to higher average borrowings outstanding and increased reference rates. For the three months ended March 31, 2024 and March 31, 2023 average borrowings outstanding were $885,107 and $731,799, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 were 7.70% and 6.29%, respectively.The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 were 8.20% and 6.62%, respectively.
Management Fees
Management fees were $919 and $731 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $2,614 and $1,944 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(1,939)	$23
Foreign currency and other transactions	(1)	(6)
Net realized gain (loss)	(1,940)	17
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,348)	(1,770)
Translation of assets and liabilities in foreign currencies	(7)	3
Net change in unrealized appreciation (depreciation)	(1,355)	(1,767)
Net realized and unrealized gains (losses)	$(3,295)	$(1,750)

For the three months ended March 31, 2024, net realized losses on our investments was $1,939, which was primarily due to the restructuring of two portfolio companies. For the three months ended March 31, 2023, net realized gain on our investments was $23, primarily driven by the sale of debt investments in our portfolio.
See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2024, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2024, we had approximately $39.8 million of cash, which taken together with our approximately $744.4 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $265 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $249.2 million.
Unregistered Sales of Equity Securities
As of March 31, 2024, we had received aggregate capital commitments of $1,000 million.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2024 and three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
Total	$1,442,261	$27,619
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
Total	$876,757	$16,413

Debt

Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$238,500	$221,500	$17,000	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	344,079	255,921	600,000	355,241	244,759
BNP Funding Facility	300,000	161,500	138,500	300,000	153,500	146,500
JPM Funding Facility	500,000	167,000	333,000	500,000	136,000	364,000
Total	$1,638,500	$894,079	$744,421	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6.6 million.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On May 2, 2024, we entered into an amendment (the “Fifth Amendment”) to the CBA Subscription Facility. The Fifth Amendment amended certain terms of the CBA Subscription Facility, including, but not limited to, amendments to (a) transition from CDOR to CORRA for Canadian Dollar borrowings, (b) extend the Maturity Date to November 1, 2024 (“New Maturity Date”), (c) allow for the Borrower to extend the New Maturity Date for an additional 6 month term, subject to certain conditions, and (d) decrease the maximum commitment in the amount of $63,500,000 for an aggregate maximum commitment of $175,000,000.
On May 8, 2024, our Board of Directors declared a distribution equal to an amount up to our net investment income for the second quarter ending June 30,2024 per unit, payable on or about July 5, 2024 to unitholders of record as of June 28, 2024.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
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
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser, invested seed capital of $10 in us on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to us beyond this equity investment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors— General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$52,440	$(26,814)	$25,626
Up 200 basis points	$34,960	$(17,876)	$17,084
Up 100 basis points	$17,480	$(8,938)	$8,542
Up 25 basis points	$4,370	$(2,234)	$2,136
Down 25 basis points	$(4,370)	$2,234	(2,136)
Down 100 basis points	$(17,480)	$8,938	$(8,542)
Down 200 basis points	$(34,960)	$17,876	$(17,084)
Down 300 basis points	$(52,440)	$26,814	$(25,626)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2024, as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1
Amendment No. 5 to Revolving Credit Agreement, dated as of May 2, 2024, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith
** Furnished herewith.
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 8, 2024 (File No. 814-01453).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: May 14, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)