Form 10-Q
period 2024-06-30
T Series Middle Market Loan Fund LLC
filed 2024-08-13
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 13, 2024, the Registrant had 50,866,395 common units outstanding.

T Series Middle Market Loan Fund LLC
SIGNATURES

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,932,697 and $1,705,090)	$1,915,753	$1,687,546
Cash and cash equivalents	78,844	45,064
Deferred financing costs	13,708	12,626
Interest and dividend receivable from non-controlled/non-affiliated investments	13,186	13,025
Receivable for investments sold/repaid	136	156
Prepaid expenses and other assets	75	24
Total assets	2,021,702	1,758,441

Liabilities
Debt	1,064,381	881,241
Payable for investments purchased	21,878	—
Payable to affiliates (Note 3)	548	1,479
Dividends payable	28,669	27,744
Management fees payable	919	919
Income based incentive fees payable	2,766	2,632
Interest and other financing costs payable	13,144	12,445
Accrued expenses and other liabilities	3,838	2,002
Total liabilities	1,136,143	928,462

Commitments and Contingencies (Note 7)

Members' Capital
Common units (46,240,578 and 43,350,240 common units issued and outstanding)	$46	$43
Paid-in capital in excess of par value	898,861	843,615
Total distributable earnings (loss)	(13,348)	(13,679)
Total members' capital	$885,559	$829,979
Total liabilities and members' capital	$2,021,702	$1,758,441
Net asset value per unit	$19.15	$19.15

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$51,920	$40,668	$102,800	$76,175
Payment-in-kind	2,103	265	2,880	658
Dividend income	396	245	698	510
Other income	1,112	820	1,979	1,497
Total investment income	55,531	41,998	108,357	78,840
Expenses:
Interest and other financing expenses	20,841	16,518	40,756	29,154
Management fees	919	794	1,838	1,525
Income based incentive fees	2,766	2,017	5,380	3,961
Professional fees	448	464	1,024	854
Directors' fees	51	52	103	103
General and other expenses	735	440	1,329	595
Total expenses	25,760	20,285	50,430	36,192
Net investment income before taxes	29,771	21,713	57,927	42,648
Excise tax expense	—	—	16	—
Net investment income after taxes	29,771	21,713	57,911	42,648

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(1)	—	(1,940)	23
Foreign currency and other transactions	2	6	1	—
Net realized gain (loss)	1	6	(1,939)	23
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,162	3,759	814	1,989
Translation of assets and liabilities in foreign currencies	(7)	(4)	(14)	(1)
Net change in unrealized appreciation (depreciation)	2,155	3,755	800	1,988
Net realized and unrealized gain (loss)	2,156	3,761	(1,139)	2,011
Net increase (decrease) in members' capital resulting from operations	$31,927	$25,474	$56,772	$44,659

Net investment income (loss) per unit (basic and diluted)	$0.64	$0.60	$1.27	$1.26
Earnings (loss) per unit (basic and diluted)	$0.69	$0.71	$1.25	$1.32
Weighted average units outstanding:	46,176,926	35,890,475	45,460,940	33,920,428

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands and per unit amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Members' Capital at beginning of period:	$854,672	$596,902	$829,979	$582,083
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	29,771	21,713	57,911	42,648
Net realized gain (loss)	1	6	(1,939)	23
Net change in unrealized appreciation (depreciation)	2,155	3,755	800	1,988
Net increase (decrease) in members’ capital resulting from operations	31,927	25,474	56,772	44,659

Distributions to unitholders from:
Distributable earnings	(28,670)	(21,837)	(56,441)	(42,616)
Total distributions to unitholders	(28,670)	(21,837)	(56,441)	(42,616)

Capital transactions:
Issuance of common units	—	100,000	—	100,000
Reinvestment of dividends	27,630	20,670	55,249	37,083
Net increase in Members' Capital resulting from capital transactions	27,630	120,670	55,249	137,083
Total increase (decrease) in Members' Capital	30,887	124,307	55,580	139,126
Members' Capital at end of period	$885,559	$721,209	$885,559	$721,209
Distributions per share	$0.62	$0.57	$1.24	$1.22

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$56,772	$44,659
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(814)	(1,989)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	14	1
Net realized (gain) loss on investments	1,940	(23)
Net realized (gain) loss on foreign currency transactions	(1)	—
Net accretion of discount and amortization of premium on investments	(3,956)	(2,507)
Payment-in-kind interest and dividend capitalized	(3,878)	(1,248)
Amortization of deferred financing costs	2,030	1,383
Purchases of investments and change in payable for investments purchased	(361,404)	(272,579)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	161,589	66,568
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(161)	(1,311)
(Increase) decrease in prepaid expenses and other assets	(51)	(76)
(Decrease) increase in payable to affiliates	(931)	(183)
(Decrease) increase in management fees payable	—	141
(Decrease) increase in incentive fees payable	134	378
(Decrease) increase in interest payable	699	2,850
(Decrease) increase in accrued expenses and other liabilities	1,836	483
Net cash provided by (used in) operating activities	(146,182)	(163,453)

Cash flows from financing activities:
Borrowings on debt	263,354	214,000
Repayments on debt	(80,000)	(135,000)
Proceeds from issuance of Common Units	—	100,000
Deferred financing costs paid	(3,112)	(6,506)
Tax withholding paid	(267)	(203)
Net cash provided by (used in) financing activities	179,975	172,291
Net increase (decrease) in cash	33,793	8,838
Effect of foreign exchange rate changes on cash	(13)	—
Cash and cash equivalents, at beginning of period	45,064	36,459
Cash and cash equivalents, at end of period	$78,844	$45,297

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$106	$77
Dividends payable	$28,669	$21,837
Interest expense paid	$38,017	$24,913
Dividend reinvestments	$55,249	$37,083
Non-cash purchases of investments	$(15,186)	$—
Non-cash sales of investments	$15,186	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	10.44%	12/22/2026	377	$368	$376	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	16,825	16,561	16,825	1.90
Mantech International CP	(5) (7) (18)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	1,497	1,452	1,497	0.17
Mantech International CP	(5) (7) (18)	First Lien Debt	S +	5.00%	10.33%	9/14/2028	—	(37)	—	—
								18,344	18,698	2.11
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	11.26%	6/11/2027	10,349	10,212	10,349	1.17
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	335	327	328	0.04
RoadOne IntermodaLogistics	(5) (6) (18)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	31	29	29	—
RoadOne IntermodaLogistics	(5) (6) (18)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	4	3	2	—
								10,571	10,708	1.21
Automobile Components
Continental Battery Company	(5) (6) (11) (15)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	12.49%	1/20/2027	6,338	6,268	5,177	0.58
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	12,199	11,912	12,199	1.38
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	758	703	758	0.09
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	310	274	310	0.04
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	11,350	11,119	11,350	1.28
Sonny's Enterprises, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	1,558	1,490	1,538	0.17
Sonny's Enterprises, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	—	(44)	—	—
								31,722	31,332	3.54
Automobiles
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	14,016	13,950	14,016	1.58
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	6,386	6,265	6,284	0.71
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	293	256	234	0.03
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	154	135	138	0.02
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	33	32	33	—
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	11.35%	12/2/2025	984	966	938	0.11
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	195	193	193	0.02
Vehlo Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	47	41	41	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	3	$3	$3	—%
								21,841	21,880	2.47
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	17,611	17,523	17,523	1.98
GraphPad Software, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(22)	(22)	—
GraphPad Software, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(8)	(8)	—
								17,493	17,493	1.98
Building Products
Project Potter Buyer, LLC	(5) (6) (10) (13)	First Lien Debt	S +	6.00%	11.32%	4/23/2027	8,080	8,080	8,080	0.91
Project Potter Buyer, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.32%	4/23/2026	201	201	201	0.02
								8,281	8,281	0.94
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	26,790	26,384	26,261	2.97
Tank Holding Corp.	(7) (18)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	698	668	669	0.08
Tank Holding Corp.	(7) (18)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	—	(17)	(27)	—
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	11.22%	12/22/2027	7,848	7,741	7,356	0.83
V Global Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	11.22%	12/22/2025	799	790	730	0.08
								35,566	34,989	3.95
Commercial Services & Supplies
Atlas Us Finco, Inc.	(5) (6) (10) (12)	First Lien Debt	S +	5.75%	11.08%	12/9/2029	17,035	16,676	16,983	1.92
Atlas Us Finco, Inc.	(5) (6) (12) (18)	First Lien Debt	S +	5.75%	11.08%	12/9/2028	—	(13)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	11.34%	7/29/2029	8,428	7,971	7,647	0.86
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	2,482	2,457	2,457	0.28
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(11)	(11)	—
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(6)	(6)	—
Encore Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	10.69%	11/23/2028	1,214	1,200	1,207	0.14
Encore Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.69%	11/23/2028	2,927	2,883	2,897	0.33
Encore Holdings, LLC	(5) (18)	First Lien Debt	P +	4.00%	12.50%	11/23/2027	132	128	130	0.01
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	398	394	392	0.04
Energy Labs Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	36	35	35	—
Energy Labs Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	—	(1)	(1)	—
FLS Holding, Inc.	(5) (6) (10) (12)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	20,191	19,905	18,689	2.11
FLS Holding, Inc.	(5) (6) (9) (12)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	4,734	4,668	4,382	0.49
FLS Holding, Inc.	(5) (6) (12) (18)	First Lien Debt	S +	5.25%	10.74%	12/17/2027	961	939	818	0.09

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)		Cost(4)	Fair Value	Percentage of Net Assets
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	2,668		$2,615	$2,668	0.30%
Helios Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—		(10)	—	—
Hercules Borrower LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.69%	12/15/2026	480		455	455	0.05
HSI Halo Acquisition, Inc	(5) (7) (10)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	14,642		14,496	14,496	1.64
HSI Halo Acquisition, Inc	(5) (7) (18)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	—		(13)	(13)	—
HSI Halo Acquisition, Inc	(5) (7) (18)	First Lien Debt	S +	5.00%	10.35%	6/28/2030	—		(17)	(17)	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	2,989		2,913	2,962	0.33
Iris Buyer, LLC	(5) (6) (11) (18)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	282		273	278	0.03
Iris Buyer, LLC	(5) (6) (11) (18)	First Lien Debt	S +	6.25%	11.59%	10/2/2029	—		(10)	(4)	—
Helios Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	4,099		3,969	4,069	0.46
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	19,345		19,073	19,345	2.18
Procure Acquireco, Inc. (Procure Analytics)	(5) (7)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	956		941	956	0.11
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (18)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	—		(15)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	8,775		8,775	8,775	0.99
Pye-Barker Fire & Safety, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	—		(17)	(17)	—
Pye-Barker Fire & Safety, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	9.85%	5/24/2030	152		140	140	0.02
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	11.19%	12/8/2028	24,364		24,021	24,364	2.75
Sherlock Buyer Corp.	(5) (6) (18)	First Lien Debt	S +	5.75%	11.19%	12/8/2027	—		(33)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	1,101		1,073	1,101	0.12
Surewerx Purchaser III, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	C$	320	231	232	0.03
Surewerx Purchaser III, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	—		(4)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	5.25%	10.59%	12/28/2028	112		107	107	0.01
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				3/12/2036	1,686		—	—	—
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				3/12/2034	580		290	290	0.03
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75% PIK	11.19%	6/30/2027	2,035		2,035	2,035	0.23
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75%	11.19%	6/30/2027	1,101		1,101	1,101	0.12
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	16,855		16,627	16,540	1.87
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	1,645		1,608	1,612	0.18
Tamarack Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	—		(31)	(48)	(0.01)
Vensure Employer Services, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.58%	4/1/2027	2,992		2,943	2,992	0.34

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	34,173	$33,853	$34,173	3.86%
VRC Companies, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	357	344	357	0.04
VRC Companies, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	—	—	—	—
								194,958	194,568	21.97
Construction & Engineering
Arcoro Holdings Corp.	(5) (6)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	8,696	8,527	8,598	0.97
Arcoro Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	—	(25)	(15)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.93%	10/19/2028	8,004	7,881	7,525	0.85
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	2,959	2,885	2,950	0.33
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	471	441	458	0.05
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	10.74%	2/1/2029	—	(11)	(1)	—
Superman Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	6,245	6,125	6,236	0.70
Superman Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	—	(14)	(2)	—
								25,809	25,749	2.91
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	2,291	2,269	2,290	0.26
PDI TA Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	275	269	274	0.03
PDI TA Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	—	(2)	—	—
								2,536	2,564	0.29
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	11.11%	12/11/2028	27,104	26,722	25,405	2.87

Distributors
48Forty Solutions, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	25,469	25,144	22,297	2.52
48Forty Solutions, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	3,137	3,096	2,649	0.30
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	12.99%	2/23/2028	17,008	16,716	15,227	1.72
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	10,154	9,987	10,154	1.15
Avalara, Inc.	(5) (7) (18)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	—	(16)	—	—
Bradyifs Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	6,964	6,836	6,950	0.78
Bradyifs Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	477	465	475	0.05
Bradyifs Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	—	(11)	(1)	—
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	10.33%	4/9/2030	30,783	30,457	30,457	3.44

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(5) (7) (18)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	10.33%	4/9/2030	—	$(4)	$(3)	—%
								92,670	88,205	9.96
Diversified Consumer Services
Any Hour, LLC	(5) (10)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	10,675	10,517	10,517	1.19
Any Hour, LLC	(5) (18)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	—	(23)	(23)	—
Any Hour, LLC	(5) (18)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	203	180	180	0.02
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	5/23/2031	2,683	2,630	2,630	0.30
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	22,169	21,779	22,041	2.49
Apex Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	4,723	4,620	4,692	0.53
Apex Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2029	782	752	772	0.09
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	11,375	11,262	11,262	1.27
Essential Services Holding Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	10.33%	6/3/2031	—	(11)	(11)	—
Essential Services Holding Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	10.33%	6/3/2031	—	(14)	(14)	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	1,079	1,059	1,077	0.12
EVDR Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	—	(3)	(1)	—
EVDR Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	2/14/2030	22	18	21	—
FPG Intermediate Holdco, LLC	(5) (6) (10) (15)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	12.10%	3/5/2027	10,180	10,053	9,304	1.05
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	11.18%	12/15/2026	21,292	21,168	20,010	2.26
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.85%	3/1/2028	16,080	15,874	16,080	1.82
Lightspeed Solution, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.85%	3/1/2028	1,060	1,045	1,060	0.12
LUV Car Wash Group, LLC	(5) (6) (18)	First Lien Debt	S +	7.00%	12.45%	12/9/2026	9,130	9,078	9,130	1.03
Magnolia Wash Holdings	(5) (6) (11)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	6,835	6,734	6,223	0.70
Magnolia Wash Holdings	(5) (6) (9)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	1,456	1,436	1,326	0.15
Magnolia Wash Holdings	(5) (6) (18)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	183	178	153	0.02
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	1,313	1,300	1,302	0.15
Project Accelerate Parent, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(2)	(2)	—
Spotless Brands, LLC	(5) (6) (10)	First Lien Debt	S +	6.50%	11.97%	7/25/2028	9,391	9,251	9,391	1.06

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	11.98%	7/25/2028	1,779	$1,753	$1,779	0.20%
Spotless Brands, LLC	(5) (6) (18)	First Lien Debt	S +	6.50%	11.98%	7/25/2028	122	118	122	0.01
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	1,664	1,626	1,644	0.19
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	2,306	2,241	2,265	0.26
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	62	52	56	0.01
								134,671	132,986	15.02
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	12,597	12,416	9,537	1.08
Abracon Group Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	—	(11)	(225)	(0.03)
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	841	830	637	0.07
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	20,804	20,509	20,724	2.34
Dwyer Instruments, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	4,217	4,115	4,175	0.47
Dwyer Instruments, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	—	(26)	(7)	—
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	11.84%	3/2/2028	2,498	2,441	2,498	0.28
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	12.59%	3/2/2029	1,800	1,566	1,509	0.17
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	12.59%	3/2/2029	2,500	2,184	2,096	0.24
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	23,716	23,305	23,550	2.66
Magneto Components Buyco, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	—	(40)	(33)	—
Magneto Components Buyco, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	11.34%	12/5/2029	—	(65)	(28)	—
								67,224	64,433	7.28
Financial Services
Applitools, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	6.25% PIK	11.59%	5/25/2029	7,890	7,803	7,796	0.88
Applitools, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(12)	(11)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	962	938	962	0.11
Cerity Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	1,358	1,276	1,307	0.15
Cerity Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	—	(6)	(6)	—
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	2,640	2,594	2,627	0.30
GC Waves Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	2,504	2,341	2,466	0.28
GC Waves Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	—	(6)	(2)	—
RFS Opco LLC	(5) (8)	First Lien Debt	S +	5.00%	10.34%	4/4/2031	4,000	3,961	3,961	0.45

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
RFS Opco LLC	(5) (8) (18)	First Lien Debt	S +	4.00%	9.34%	4/4/2029	—	$(10)	$(10)	—%
SitusAMC Holdings Corp.	(5) (7) (10)	First Lien Debt	S +	5.50%	10.94%	12/22/2027	21,935	21,786	21,935	2.48
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	4,286	4,223	4,286	0.48
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	536	524	536	0.06
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	128	125	128	0.01
Trintech, Inc.	(5) (6) (11)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	23,156	22,749	22,666	2.56
Trintech, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	571	538	529	0.06
								68,824	69,170	7.81
Ground Transportation
SV Newco 2 Inc	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	13,746	13,541	13,542	1.53
SV Newco 2 Inc	(5) (7) (12) (18)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(64)	(64)	(0.01)
SV Newco 2 Inc	(5) (7) (12) (18)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(76)	(76)	(0.01)
								13,401	13,402	1.51
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	16,490	16,088	16,242	1.83
PerkinElmer U.S., LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	—	(19)	(19)	—
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	3,071	3,014	3,058	0.35
Tidi Legacy Products, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(7)	(3)	—
Tidi Legacy Products, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(11)	(3)	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	8,743	8,580	8,731	0.99
YI, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(17)	(2)	—
YI, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(25)	(2)	—
								27,603	28,002	3.16
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (8) (11)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	20,174	19,893	20,174	2.28
Advarra Holdings, Inc.	(5) (8) (18)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	—	(12)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	20,548	20,231	20,343	2.30
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	3,270	3,221	3,238	0.37
Gateway US Holdings, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	5,233	5,207	5,233	0.59
Gateway US Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	1,475	1,468	1,475	0.17
Gateway US Holdings, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	—	(1)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	5,937	$5,905	$5,937	0.67%
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	13,442	13,374	13,442	1.52
Heartland Veterinary Partners, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	—	(6)	—	—
Heartland Veterinary Partners, LLC	(5) (10)	Second Lien Debt		14.50% (incl.7.00% PIK)	14.50%	12/10/2027	2,564	2,532	2,557	0.29
Heartland Veterinary Partners, LLC	(5) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	997	984	994	0.11
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	7,258	7,172	7,258	0.82
iCIMS, Inc.	(5) (7) (18)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	—	(2)	—	—
iCIMS, Inc.	(5) (7) (18)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	15	15	15	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (12)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	13,032	12,800	12,373	1.40
Intelerad Medical Systems Incorporated	(5) (6) (12)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	894	885	849	0.10
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	4,050	4,010	4,010	0.45
Invictus Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(8)	(8)	—
Invictus Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(6)	(6)	—
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	7,827	7,727	7,793	0.88
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	15,826	15,594	15,757	1.78
mPulse Mobile, Inc.	(5) (7) (18)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	1,749	1,691	1,727	0.20
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	6.25%	11.59%	5/31/2030	22,991	22,580	22,991	2.60
Pareto Health Intermediate Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	6.25%	11.59%	5/31/2029	—	(44)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	16,485	15,923	16,435	1.86
PPV Intermediate Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	3,052	3,011	3,052	0.34
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	4,277	4,232	4,277	0.48
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	960	940	951	0.11
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	12/30/2026	—	(5)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00%	11.34%	6/28/2029	2,672	2,642	2,672	0.30
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	9,267	9,267	9,267	1.05
Vardiman Black Holdings, LLC	(5) (8) (15) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	775	745	742	0.08
Vermont Aus Pty Ltd.	(5) (7) (9) (11) (12)	First Lien Debt	S +	5.50%	10.99%	3/23/2028	12,463	12,249	12,391	1.40
								194,214	195,939	22.13

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00%	11.34%	9/19/2030	20,178	$19,899	$20,178	2.28%
Hyland Software, Inc.	(5) (7) (18)	First Lien Debt	S +	6.00%	11.34%	9/19/2029	—	(13)	—	—
								19,886	20,178	2.28
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	17,453	17,286	17,379	1.96
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	153	138	140	0.02
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	—	(15)	(7)	—
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	34,831	34,306	34,368	3.88
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	8.97%	8/13/2029	€6,588	6,709	6,966	0.79
Excelitas Technologies Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	—	(19)	(16)	—
Excelitas Technologies Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	8/14/2028	—	(49)	(48)	(0.01)
Raptor Merger Sub Debt, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	32,070	31,300	32,070	3.62
Raptor Merger Sub Debt, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	570	510	570	0.06
								90,166	91,422	10.32
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	16,984	16,718	16,984	1.92
Amerilife Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	12,430	12,206	12,423	1.40
Amerilife Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	11.08%	8/31/2028	—	(51)	—	—
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,674	1,640	1,624	0.18
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	6,325	6,180	6,325	0.71
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	8,270	8,129	8,256	0.93
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	10/29/2029	—	(10)	(10)	—
Galway Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	13,380	13,160	13,192	1.49
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	—	(83)	(149)	(0.02)
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	59	53	53	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (10)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	3,609	3,584	3,609	0.41
Higginbotham Insurance Agency, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	10,047	9,971	10,045	1.13
High Street Buyer, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	17,330	17,016	17,305	1.95
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	6,895	6,767	6,835	0.77
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	3,604	3,478	3,516	0.40
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	—	(23)	(11)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	18,841	$18,681	$18,824	2.13%
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11) (13)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	19,320	19,195	19,290	2.18
Integrity Marketing Acquisition, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	—	(16)	(2)	—
Keystone Agency Investors	(5) (6) (10) (11)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	8,987	8,902	8,951	1.01
Keystone Agency Investors	(5) (6) (11)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	10,603	10,506	10,561	1.19
Long Term Care Group, Inc.	(5) (7) (10) (15)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.59%	9/8/2027	12,103	11,957	10,241	1.16
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.99%	10/16/2028	4,463	4,400	4,463	0.50
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	3,396	3,346	3,396	0.38
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	13,588	13,473	13,580	1.53
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	23,344	23,186	23,344	2.64
RSC Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	691	684	691	0.08
Summit Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	14,462	14,085	14,462	1.63
Summit Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	—	(40)	—	—
Summit Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	6.75%	12.09%	5/1/2029	—	(39)	—	—
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	37,879	37,397	37,750	4.26
								264,452	265,548	29.99
Interactive Media & Services
Triple Lift, Inc.	(5) (8) (9)	First Lien Debt	S +	5.75%	11.24%	5/5/2028	4,643	4,580	4,323	0.49

IT Services
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	23,517	23,160	22,764	2.57
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	5,291	5,221	5,122	0.58
Catalis Intermediate, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	986	947	895	0.10
Donuts, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	10.78%	12/29/2027	11,608	11,608	11,563	1.31
GI DI Cornfield Acquisition LLC	(5) (10)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	12,287	12,106	12,106	1.37
GI DI Cornfield Acquisition LLC	(5) (18)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	—	(46)	(46)	(0.01)
Redwood Services Group, LLC	(5) (7) (10)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	7,857	7,782	7,857	0.89
Redwood Services Group, LLC	(5) (7) (18)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	4,532	4,473	4,529	0.51
								65,251	64,790	7.32
Life Sciences Tools & Services

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	15,701	$15,544	$15,544	1.76%
Model N, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(16)	(16)	—
Model N, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(17)	(17)	—
								15,511	15,511	1.75
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	24,518	24,242	24,398	2.76
Answer Acquisition, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	—	(30)	(12)	—
Chase Intermediate, LLC	(5) (18)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	62	27	8	—
Chase Intermediate, LLC	(5) (18)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	—	(3)	(2)	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	9,749	9,671	9,749	1.10
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	1,958	1,934	1,958	0.22
								35,841	36,099	4.08
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	9,455	8,961	9,455	1.07
AWP Group Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	947	930	947	0.11
AWP Group Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	342	330	342	0.04
								10,221	10,744	1.21
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (12)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	8,012	7,886	7,653	0.86
Caerus US 1, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	517	504	465	0.05
Caerus US 1, Inc.	(5) (7) (12) (18)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	171	158	133	0.02
								8,548	8,251	0.93
Professional Services
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	4,726	4,604	4,726	0.53
Bridgepointe Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	3,558	3,406	3,558	0.40
Bullhorn, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	1,671	1,662	1,662	0.19
Bullhorn, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	—	(1)	—	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	2,102	2,064	2,090	0.24
GPS Merger Sub, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(5)	(3)	—
GPS Merger Sub, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(8)	(2)	—
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	2,463	2,409	2,457	0.28
KENG Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	442	417	437	0.05
KENG Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	—	(14)	(2)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	16,189	$16,005	$15,896	1.80%
KWOR Acquisition, Inc.	(5) (6)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	947	932	930	0.11
KWOR Acquisition, Inc.	(5) (18)	First Lien Debt	P +	4.25%	12.75%	12/22/2027	1,409	1,393	1,375	0.16
Project Boost Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	10.60%	5/2/2029	8,055	7,996	8,055	0.91
Project Boost Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.60%	5/2/2029	75	71	75	0.01
Verdantas LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	16,491	16,248	16,248	1.83
Verdantas LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	—	(86)	(86)	(0.01)
Verdantas LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	10.58%	5/6/2030	—	(26)	(26)	—
								57,067	57,390	6.48
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	2,628	2,625	2,625	0.30
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	—	—	—
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	—	—	—
MRI Software, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	18,831	18,826	18,831	2.13
MRI Software, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	316	307	316	0.04
MRI Software, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	—	(3)	—	—
Zarya Intermediate, LLC	(5) (6) (10) (12)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	27,169	27,169	27,166	3.07
Zarya Intermediate, LLC	(5) (6) (12) (18)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	—	—	—	—
								48,924	48,938	5.53
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.75%	11.09%	6/21/2029	21,679	21,385	21,616	2.44
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	720	718	718	0.08
Appfire Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	—	(8)	(4)	—
Appfire Technologies, LLC	(5) (18)	First Lien Debt	P +	3.75%	12.25%	3/9/2028	28	27	27	—
Artifact Bidco, Inc	(5) (13)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	10,567	10,461	10,461	1.18
Artifact Bidco, Inc	(5) (13) (18)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	—	(13)	(13)	—
Artifact Bidco, Inc	(5) (13) (18)	First Lien Debt	S +	4.50%	9.85%	5/22/2030	—	(18)	(18)	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	11.09%	5/14/2029	18,373	18,086	18,363	2.07
Bottomline Technologies, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	11.09%	5/15/2028	—	(17)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	17,712	17,332	17,587	1.99
Coupa Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	—	(7)	(5)	—
Coupa Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.83%	2/27/2029	—	(10)	(4)	—
Cyara AcquisitionCo, LLC	(5) (6) (9)	First Lien Debt	S +	7.25% (incl. 2.75% PIK )	12.58%	6/28/2029	13,402	13,089	13,297	1.50

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cyara AcquisitionCo, LLC	(5) (6) (18)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	—	$(20)	$(7)	—%
Cyara AcquisitionCo,LLC	(5) (6)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	376	372	372	0.04
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.34%	8/2/2030	24,117	23,940	23,940	2.70
Diligent Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(26)	(26)	—
Diligent Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(17)	(17)	—
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	7,955	7,791	7,896	0.89
E-Discovery AcquireCo, LLC	(5) (6) (18)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	—	(14)	(5)	—
Formstack Acquisition Co	(5) (6)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	9,375	9,239	9,278	1.05
Formstack Acquisition Co	(5) (6) (18)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	945	911	906	0.10
Formstack Acquisition Co	(5) (6) (18)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	—	(27)	(19)	—
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	4,250	4,131	4,187	0.47
Fullsteam Operations, LLC	(5) (6) (18)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	1,358	1,305	1,313	0.15
Fullsteam Operations, LLC	(5) (6) (18)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	—	(6)	(4)	—
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	12,770	12,650	12,747	1.44
Granicus, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	—	(10)	(3)	—
Granicus, Inc.	(5) (18)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	29	12	26	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	7,532	7,491	7,532	0.85
GS AcquisitionCo, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	217	207	217	0.02
GS AcquisitionCo, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	184	177	184	0.02
Hootsuite Inc.	(5) (9) (10) (12)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	18,000	17,733	17,734	2.00
Hootsuite Inc.	(5) (12) (18)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	—	(30)	(29)	—
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	5,314	5,213	5,215	0.59
Icefall Parent, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	—	(9)	(9)	—
Kaseya, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	10,529	10,409	10,529	1.19
Kaseya, Inc.	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	70	66	70	0.01
Kaseya, Inc.	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	158	151	158	0.02
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	11.09%	6/24/2029	19,000	18,706	19,000	2.15
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	11.09%	6/24/2029	502	495	502	0.06
LegitScript, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	11.09%	6/24/2028	719	679	719	0.08

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Matrix Parent, Inc.	(5) (7) (16)	First Lien Debt	S +	5.00%	10.26%	3/1/2029	507	$368	$173	0.02%
Matrix Parent, Inc.	(5) (8) (16)	Second Lien Debt	S +	8.00%	13.26%	3/1/2030	10,769	10,505	—	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	11.09%	7/22/2029	8,529	8,394	8,529	0.96
Montana Buyer, Inc.	(5) (18)	First Lien Debt	P +	4.75%	13.25%	7/22/2028	56	43	56	0.01
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	5,112	5,075	5,112	0.58
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	—	(2)	—	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	4,777	4,742	4,718	0.53
Oak Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	3,102	3,080	3,061	0.35
Oak Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	—	(4)	(8)	—
Project Leopard Holdings, Inc.	(8) (10) (12)	First Lien Debt	S +	5.25%	10.68%	7/20/2029	9,850	9,308	9,132	1.03
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	11,581	11,524	10,810	1.22
Revalize, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	532	525	438	0.05
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	6,267	6,156	6,203	0.70
Riskonnect Parent, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	4,812	4,719	4,762	0.54
Riskonnect Parent, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	—	(17)	(9)	—
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	21,010	20,754	19,667	2.22
Securonix, Inc.	(5) (7) (18)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	85	44	(156)	(0.02)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	5.75%	11.24%	2/19/2027	11,171	11,108	11,089	1.25
Trunk Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	11.24%	2/19/2026	—	(4)	(8)	—
								298,862	288,000	32.52
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	2,540	2,505	2,540	0.29
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	41	35	41	—
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	—	(5)	—	—
								2,535	2,581	0.29
Total Debt Investments								$1,914,294	$1,897,579	214.29%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Commercial Services & Supplies
Encore Holdings, LLC	(5) (14) (17)	Common Equity			11/21/2021	1,728	$215	$571	0.06%
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14) (17)	Common Equity			12/20/2021	500,000	500	625	0.07
Surewerx Topco, LP	(5) (12) (14) (17)	Common Equity			12/28/2022	104	104	120	0.01
							819	1,316	0.15
Containers & Packaging
BP Purchaser, LLC	(5) (14) (17)	Common Equity			12/10/2021	1,383,156	1,379	878	0.10
BP Purchaser, LLC Rights	(5) (14) (17)	Common Equity			3/12/2024	1,666,989	75	76	0.01
							1,454	954	0.11
Diversified Consumer Services
LUV Car Wash	(5) (14) (17)	Common Equity			4/6/2022	1,260	1,260	727	0.08

Health Care Providers & Services
mPulse Mobile, Inc.	(5) (14) (17)	Common Equity			12/17/2021	105,978	780	877	0.10
SDB Holdco, LLC	(5) (14) (17)	Common Equity			3/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (17)	Preferred Equity		6.00% PIK	3/29/2024	4,415,744	2,880	2,813	0.32
							3,660	3,690	0.42
Insurance Services
Amerilife Holdings, LLC	(5) (14) (17)	Common Equity			9/1/2022	14,856	410	657	0.07
Frisbee Holdings, LP (Fetch)	(5) (14) (17)	Common Equity			10/31/2022	18,287	233	233	0.03
Integrity Marketing Acquisition, LLC	(5) (17)	Preferred Equity		10.50%	12/21/2021	1,000,000	1,283	1,280	0.14
							1,926	2,170	0.25
Professional Services
Verdantas LLC	(5) (14) (17)	Common Equity			5/3/2024	3,984	4	4	—
Verdantas LLC	(5) (17)	Preferred Equity		10.00%	5/3/2024	394,416	395	395	0.04
							399	399	0.05
Software
Fullsteam Operations, LLC	(5) (14) (17)	Common Equity			11/27/2023	11,270	380	380	0.04
Knockout Intermediate Holdings I, Inc.	(5) (17)	Preferred Equity		11.75%	6/25/2022	2,040	2,534	2,577	0.29
Revalize, Inc.	(5) (17)	Preferred Equity	S+	10.00%	12/14/2021	2,154	2,950	2,761	0.31
Reveal Data Solutions	(5) (14) (17)	Common Equity			8/29/2023	186,769	243	269	0.03
RSK Holdings, Inc. (Riskonnect)	(5) (17)	Preferred Equity	S+	10.50%	7/7/2022	2,123,800	2,778	2,931	0.33
							8,885	8,918	1.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Total Equity Investments	$18,403	$18,174	2.05%
Total Portfolio Investments	$1,932,697	$1,915,753	216.34%

Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$23,803	$23,803	2.69%
Cash	55,041	55,041	6.22
Total Cash and Cash Equivalents	$78,844	$78,844	8.90%
Total Portfolio Investments, Cash and Cash Equivalents	$2,011,541	$1,994,597	225.24%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.71%, the 1-month S at 5.34%, the 3-month S at 5.32%, 6-month S at 5.25%, and the P at 8.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt”.
(11)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024 non-qualifying assets represented 7.82% of total assets as calculated in accordance with regulatory requirements.

(13)	Position or portion thereof unsettled as of June 30, 2024.
(14)	Non-income producing security
(15)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies"
(16)	Investment was on non-accrual status as of June 30, 2024.
(17)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2024, the aggregate fair value of these securities is $18,174 or 2.05% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(18) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2024:

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$784	$(98)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	966	—
AWP Group Holdings, Inc.	Revolver	12/24/2029	386	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	926	(225)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2024	437	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2024	2,838	(7)
Amerilife Holdings, LLC	Revolver	8/31/2028	3,688	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,750	(12)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	3,117	(23)
Any Hour, LLC	Revolver	5/23/2030	1,356	(20)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	546	(3)
Apex Service Partners, LLC	Revolver	10/24/2029	969	(6)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	752	(2)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	300	(2)
Appfire Technologies, LLC	Revolver	3/9/2028	94	—
Applitools, Inc.	Revolver	5/25/2028	900	(11)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	3,001	(13)
Aptean, Inc.	Revolver	1/30/2031	1,618	(7)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,304	(15)
Artifact Bidco, Inc	Delayed Draw Term Loan	5/22/2030	2,586	(13)
Artifact Bidco, Inc	Revolver	5/22/2030	1,847	(19)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	203	—
Associations, Inc.	Revolver	7/3/2028	163	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	572	—
Avalara, Inc.	Revolver	10/19/2028	1,015	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,333	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	293	(1)
Bradyifs Holdings, LLC	Revolver	10/31/2029	593	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	1,885	—
Bullhorn, Inc.	Delayed Draw Term Loan	9/30/2026	447	(2)
Bullhorn, Inc.	Revolver	10/1/2029	118	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	3,411	(54)
COP Collisionright Parent, LLC	Revolver	1/29/2030	883	(14)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	652	(29)
Caerus US 1, Inc.	Revolver	5/25/2029	683	(31)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Catalis Intermediate, Inc.	Revolver	8/4/2027	$1,877	$(60)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	5,152	(51)
Cerity Partners, LLC	Revolver	7/30/2029	589	(6)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	4,085	(53)
Chase Intermediate, LLC	Revolver	10/30/2028	207	(2)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,256	(11)
Consor Intermediate II, LLC	Revolver	5/12/2031	602	(6)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	699	(5)
Coupa Holdings, LLC	Revolver	2/27/2029	536	(4)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	887	(7)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	3,529	(26)
Diligent Corporation	Revolver	8/4/2030	2,353	(17)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	4,860	(28)
Dwyer Instruments, Inc.	Revolver	7/21/2027	2,125	(7)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	632	(5)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	309	(1)
EVDR Purchaser, Inc.	Revolver	2/14/2031	164	—
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	426	(6)
Encore Holdings, LLC	Revolver	11/23/2027	228	(1)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	116	(1)
Energy Labs Holdings Corp.	Revolver	4/7/2028	92	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,231	(11)
Essential Services Holding Corporation	Revolver	6/3/2030	1,394	(14)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	1,204	(16)
Excelitas Technologies Corp.	Revolver	8/14/2028	3,612	(48)
FLS Holding, Inc.	Revolver	12/17/2027	961	(72)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	2,805	(29)
Formstack Acquisition Co	Revolver	3/28/2030	1,875	(19)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	2,851	(14)
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	(10)
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	329	(5)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	245	(4)
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	836	(13)
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	209	(3)
Fullsteam Operations, LLC	Revolver	11/27/2029	238	(4)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	5,237	(26)
GC Waves Holdings, Inc.	Revolver	8/10/2029	382	(2)
GI DI Cornfield Acquisition LLC	Delayed Draw Term Loan	5/31/2026	6,333	(47)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	$546	$(3)
GPS Merger Sub, LLC	Revolver	10/2/2029	437	(2)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	3,857	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	1,199	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	135	(2)
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	10,468	(147)
Galway Borrower, LLC	Revolver	9/29/2028	357	(5)
Galway Borrower, LLC	Revolver	9/29/2028	15	—
Gateway US Holdings, Inc.	Revolver	9/22/2026	213	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,897	(3)
Granicus, Inc.	Revolver	1/17/2031	1,769	(3)
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	4,404	(22)
GraphPad Software, LLC	Revolver	6/30/2031	1,651	(8)
HSI Halo Acquisition, Inc	Delayed Draw Term Loan	6/28/2026	2,615	(13)
HSI Halo Acquisition, Inc	Revolver	6/28/2030	1,743	(18)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Revolver	3/19/2027	504	—
Hercules Borrower LLC	Delayed Draw Term Loan	4/5/2026	4,519	(23)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	470	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	10,096	(8)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	578	(3)
Hootsuite Inc.	Revolver	5/22/2030	2,000	(29)
Hyland Software, Inc.	Revolver	9/19/2029	961	—
Icefall Parent, Inc.	Revolver	1/25/2030	506	(9)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	6,537	(57)
Inszone Mid, LLC	Revolver	11/12/2029	1,269	(11)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	472	(2)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(8)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(6)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	146	(1)
Iris Buyer, LLC	Revolver	10/2/2029	429	(4)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,431	(4)
KENG Acquisition, Inc.	Revolver	8/1/2029	675	(2)
KWOR Acquisition, Inc.	Revolver	12/22/2027	421	(8)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	556	—
Kaseya, Inc.	Revolver	6/25/2029	469	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2024	740	(2)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,744	(9)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	Revolver	2/1/2029	$486	$(2)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	7/4/2024	956	—
LegitScript, LLC	Revolver	6/24/2028	2,276	—
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	1,392	—
MRI Software, LLC	Revolver	2/10/2027	905	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	4,716	(33)
Magneto Components Buyco, LLC	Revolver	12/5/2029	3,930	(28)
Magnolia Wash Holdings	Revolver	7/14/2028	150	(13)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	2,735	—
Mantech International CP	Revolver	9/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	782	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—
Model N, Inc.	Delayed Draw Term Loan	6/27/2026	3,204	(16)
Model N, Inc.	Revolver	6/27/2031	1,709	(17)
Montana Buyer, Inc.	Revolver	7/22/2028	922	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	316	—
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2028	230	(3)
Oak Purchaser, Inc.	Revolver	2/2/2025	620	(8)
Helios Service Partners, LLC	Delayed Draw Term Loan	7/24/2025	941	—
Helios Service Partners, LLC	Delayed Draw Term Loan	7/24/2025	3,465	(30)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	594	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	260	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	3,053	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,475	(3)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	2,713	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	5/10/2026	2,647	(19)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	833	(5)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	188	(2)
Project Boost Purchaser, LLC	Revolver	5/2/2028	567	—
Project Potter Buyer, LLC	Revolver	4/23/2026	334	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	1,638	(8)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	1,872	(9)
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	1,063	(10)
RFS Opco LLC	Revolver	4/4/2029	1,000	(10)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	82	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	3,369	—
Randy's Holdings, Inc.	Revolver	11/1/2028	1,342	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	$1,872	$—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	4	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	278	(2)
Revalize, Inc.	Revolver	4/15/2027	887	(59)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2025	231	(2)
Riskonnect Parent, LLC	Revolver	12/7/2028	914	(9)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2025	56	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	63	(1)
SV Newco 2 Inc	Delayed Draw Term Loan	5/31/2025	8,591	(64)
SV Newco 2 Inc	Revolver	6/2/2031	5,155	(76)
Securonix, Inc.	Revolver	4/5/2028	3,697	(236)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,876	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	—
Smarsh, Inc.	Revolver	2/16/2029	139	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	932	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	2,665	(20)
Sonny's Enterprises, LLC	Revolver	8/5/2027	2,399	—
Spotless Brands, LLC	Revolver	7/25/2028	183	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,250	(9)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	3,230	—
Summit Acquisition, Inc.	Revolver	5/1/2029	1,615	—
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	1,488	(2)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	7/9/2024	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	155	(3)
Tamarack Intermediate, LLC	Revolver	3/13/2028	2,475	(49)
Tank Holding Corp.	Delayed Draw Term Loan	9/30/2024	859	(16)
Tank Holding Corp.	Revolver	3/31/2028	1,333	(27)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	812	(3)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	(2)
Trintech, Inc.	Revolver	7/25/2029	1,429	(30)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(8)
V Global Holdings, LLC	Revolver	12/22/2025	293	(18)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	645	—
VRC Companies, LLC	Revolver	6/29/2027	293	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	336	(10)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	5/24/2025	962	(6)
Vehlo Purchaser, LLC	Revolver	5/24/2028	7	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	$1,427	$—
Verdantas LLC	Delayed Draw Term Loan	12/31/2025	2,105	(15)
Verdantas LLC	Delayed Draw Term Loan	9/30/2025	2,807	(21)
Verdantas LLC	Delayed Draw Term Loan	5/6/2026	6,842	(50)
Verdantas LLC	Revolver	5/6/2030	1,754	(26)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	902	(11)
Vertex Service Partners, LLC	Revolver	11/8/2030	371	(5)
YI, LLC	Delayed Draw Term Loan	6/6/2025	1,831	(2)
YI, LLC	Revolver	12/3/2029	1,373	(2)
Zarya Intermediate, LLC	Revolver	7/1/2027	2,807	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	314	—
iCIMS, Inc.	Revolver	8/18/2028	140	—
mPulse Mobile, Inc.	Revolver	12/17/2027	3,247	(14)
Total First Lien Debt Unfunded Commitments			$313,225	$(2,672)
Total Unfunded Commitments			$313,225	$(2,672)

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
June 30, 2024
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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2024, the Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
As of June 30, 2024, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2024 was $10,873. As of December 31, 2023 the Company, had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $22,754.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company accrued $0 and $16, respectively, of U.S. federal excise taxes. For the three and six months ended June 30, 2023, the Company did not accrue any U.S. federal excise taxes.

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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Investment Advisory Agreement in August 2024.
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
For the three and six months ended June 30, 2024, base management fees were $919 and $1,838, respectively. For the three and six months ended June 30, 2023, base management fees were $794 and $1,525, respectively. As of June 30, 2024 and December 31, 2023, $919 and $919 was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2024, $2,766 and $5,380 of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and six months ended June 30, 2023, $2,017 and $3,961, respectively, of income based incentive fees, were accrued to the Investment Adviser.
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
For the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2024 and December 31, 2023, there were $2,766 and $2,632, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors.
For the three and six months ended June 30, 2024, no expenses were incurred under the Administration Agreement. For the three and six months ended June 30, 2023, no expenses were incurred under the Administration Agreement.
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

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,891,963	$1,885,879	98.4%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	18,061	7,446	0.4	20,880	15,870	0.9
Other Debt Investments	4,270	4,254	0.2	1,604	1,593	0.1
Equity	18,403	18,174	1.0	14,232	14,325	0.8
Total	$1,932,697	$1,915,753	100.0%	$1,705,090	$1,687,546	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.0%	1.1%
Air Freight & Logistics	0.6	2.3
Automobile Components	1.6	1.8
Automobiles	1.1	1.0
Biotechnology	0.9	1.7
Building Products	0.4	—
Chemicals	1.8	2.1
Commercial Services & Supplies	10.2	9.7
Construction & Engineering	1.3	1.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	1.4	1.6
Distributors	4.6	5.3
Diversified Consumer Services	7.0	6.1
Electronic Equipment, Instruments & Components	3.4	3.8
Financial Services	3.6	3.7
Ground Transportation	0.7	—
Health Care Equipment & Supplies	1.5	1.8
Health Care Providers & Services	10.4	11.4
Health Care Technology	1.1	1.2
Industrial Conglomerates	4.8	5.0
Insurance Services	14.0	14.6
Interactive Media & Services	0.2	0.3
IT Services	3.4	3.1
Life Sciences Tools & Services	0.8	—
Machinery	1.9	2.2
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.4	0.6
Professional Services	3.0	2.2
Real Estate Management & Development	2.6	3.3
Software	15.5	12.3
Wireless Telecommunication Services	0.1	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$28,912	$29,374	1.5%	$28,928	$29,110	1.7%
Canada	52,974	52,597	2.8	21,691	21,257	1.3
United Kingdom	8,548	8,251	0.4	9,048	9,213	0.5
United States	1,842,263	1,825,531	95.3	1,645,423	1,627,966	96.5
Total	$1,932,697	$1,915,753	100.0%	$1,705,090	$1,687,546	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$36,035	$1,849,844	$1,885,879		$31,799	$1,623,959	$1,655,758
Second Lien Debt	—	3,605	3,841	7,446	—	3,612	12,258	15,870
Other Debt Investments	—	—	4,254	4,254	—	—	1,593	1,593
Equity			18,174	18,174			14,325	14,325
Total	$—	$39,640	$1,876,113	$1,915,753	—	$35,411	$1,652,135	$1,687,546
Cash equivalents	$23,803	$—	$—	$23,803	$—	$—	$—	$—
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,667,116	$3,730	$1,609	$17,359	$1,689,814
Purchases of investments	275,423	—	2,596	417	278,436
Proceeds from principal repayments and sales of investments(1)	(98,724)	—	—	—	(98,724)
Accretion of discount/amortization of premium	1,919	2	3	—	1,924
Payment-in-kind	1,653	61	49	662	2,425
Net change in unrealized appreciation (depreciation)	2,458	48	(3)	(264)	2,239
Net realized gains (losses)	(1)	—	—	—	(1)
Transfers into/out of Level 3	—	—	—	$—	—
Fair value, end of period	$1,849,844	$3,841	$4,254	$18,174	$1,876,113

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$1,607	$48	$(3)	$(265)	$1,387
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$1,593	$14,325	$1,652,135
Purchases of investments(1)	391,213	290	2,596	3,287	397,386
Proceeds from principal repayments and sales of investments(1)	(171,998)	(3,300)	—	—	(175,298)
Accretion of discount/amortization of premium	3,731	80	5	—	3,816
Payment-in-kind	2,866	62	65	885	3,878
Net change in unrealized appreciation (depreciation)	5,712	(5,549)	(5)	(323)	(165)
Net realized gains (losses)	(1,940)	—	—	—	(1,940)
Transfers into/out of Level 3(2)	(3,699)	—	—	$—	(3,699)
Fair value, end of period	$1,849,844	$3,841	$4,254	$18,174	$1,876,113

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$3,800	$(5,676)	$(5)	$(322)	$(2,203)

(1)	Includes transactions relating to restructurings.
(2)	Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Total Investments
Fair value, beginning of period	$1,275,223	$13,904	$14,410	$1,303,537
Purchases of investments	133,845	1,585	78	135,508
Proceeds from principal repayments and sales of investments	(32,592)	—	—	(32,592)
Accretion of discount/amortization of premium	1,400	12	2	1,414
Payment-in-kind	349	—	350	699
Net change in unrealized appreciation (depreciation)	4,181	26	(329)	3,878
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3(1)	—	—	—	—
Fair value, end of period	$1,382,406	$15,527	$14,511	$1,412,444

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$4,164	$26	$(329)	$3,861

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023 :

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
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,849,844	Yield Analysis	Discount Rate	9.00%	22.73%	11.03%
Investments in second lien debt	3,841	Yield Analysis	Discount Rate	9.75%	15.35%	9.82%
Investments in other investments:
Other debt	4,254	Yield Analysis	Discount Rate	9.90%	16.60%	12.46%
Preferred equity	9,944	Income Approach	Discount Rate	9.88%	14.90%	13.29%
	2,812	Market Approach	EBITDA Multiple			8.50x
Common equity	3,891	Market Approach	EBITDA Multiple	8.50x	18.70x	15.65x
	1,527	Market Approach	Revenue Multiple	7.58x	9.93x	8.87x
Total investments	$1,876,113

(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2024, one unsecured debt position with a fair value of $1.62 million transitioned from an income approach to a yield analysis valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

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

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	3	$173,500	$173,500	$236,500	$236,500
Barclays Funding Facility	3	399,025	399,025	355,241	355,241
BNP Funding Facility	3	161,500	161,500	153,500	153,500
JPM Funding Facility	3	330,356	330,356	136,000	136,000
Total		$1,064,381	$1,064,381	$881,241	$881,241
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$175,000	$173,500	$1,500	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	399,025	200,975	600,000	355,241	244,759
BNP Funding Facility	300,000	161,500	138,500	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	330,356	169,644	500,000	136,000	364,000
Total	$1,575,000	$1,064,381	$510,619	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Combined weighted average interest rate (1)	7.84%	7.52%	7.84%	6.92%
Combined weighted average effective interest rate (2)	8.23%	7.93%	8.28%	7.29%
Combined weighted average debt outstanding	$947,595	$757,475	$916,351	$744,432
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility

On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility initially allowed the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. On September 29, 2023 and May 2, 2024 the Company reduced the maximum amount outstanding to $238,500 and $175,000, respectively. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CBA Subscription Facility has a maturity date of November 1, 2024, which may be extended for an addition 6-month term, subject to certain conditions.
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
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,480	$4,651	$7,713	$8,797
Facility unused commitment fees	7	19	14	74
Amortization of deferred financing costs	103	200	217	404
Total	$3,590	$4,870	$7,944	$9,275
Weighted average interest rate	7.45%	6.72%	7.46%	6.50%
Weighted average outstanding balance	$187,885	$273,830	$208,016	$269,191

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
The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending December 5, 2026 and a final maturity date of the earlier of (1) December 5, 2034 and (ii) on or after December 5, 2028, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the PRIMCAN Index and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility is 2.28%.
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
58

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$6,780	$6,666	$13,482	$11,061
Facility unused commitment fees	456	205	773	429
Amortization of deferred financing costs	294	97	802	189
Total	$7,530	$6,968	$15,057	$11,679
Weighted average interest rate	7.69%	8.06%	7.70%	6.97%
Weighted average outstanding balance	$354,821	$327,370	$352,085	$315,644

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
The BNP Funding Facility is a revolving funding facility with a reinvestment period ending October 12, 2025 and a final maturity date of October 12, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CORRA (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.70% during the reinvestment period and 3.20% following the reinvestment period, with an additional margin of 0.10% for non-US dollar advances.
The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,275	$1,958	$6,574	$4,519
Facility unused commitment fees	120	252	239	252
Amortization of deferred financing costs	166	166	332	332
Total	$3,561	$2,376	$7,145	$5,103
Weighted average interest rate	8.16%	7.66%	8.16%	7.39%
Weighted average outstanding balance	$161,500	$101,055	$161,956	$121,613
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
59

as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the JPM Lenders have agreed to extend credit to Financing SPV III in an aggregate principal amount up to $500,000 at any one time outstanding (“JPM Funding Facility”).
The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of June 12, 2029. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, Financing SPV III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CORRA (CAD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.35% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).
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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$4,947	$1,118	$7,944	$1,528
Facility unused commitment fees	867	856	1,987	1,111
Amortization of deferred financing costs	346	330	679	457
Total	$6,160	$2,304	$10,610	$3,096
Weighted average interest rate(1)	8.17%	8.01%	8.22%	8.00%
Weighted average outstanding balance (1)	$243,389	$55,220	$194,293	$53,711

(1)	Calculated from the period from February 23, 2023 (closing date) through June 30, 2023.
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had $313,225 and $237,337, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $265,000 and $265,000, respectively, were unfunded.
(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

60

	As of
	June 30, 2024	December 31, 2023
Net distributable earnings (accumulated losses), beginning of period	$(13,679)	$(28,501)
Net investment income (loss)	57,911	96,488
Net realized gain (loss)	(1,939)	67
Net unrealized appreciation (depreciation)	800	13,005
Distributions to unitholders	(56,441)	(94,829)
Tax reclassification of members' capital	—	91
Net distributable earnings (accumulated losses), end of period	$(13,348)	$(13,679)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
Total	5,235,602	$100,000

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024 and for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
Total Distributions			$1.24	$56,441
For the Six Months Ended June 30, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
Total Distributions			$1.22	$42,616
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
Total	$2,890,338	$55,249
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
Total	1,983,901	$37,083

61

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase in Members' Capital from operations	$31,927	$25,474	$56,772	$44,659
Weighted average Common Units outstanding	46,176,926	35,890,475	45,460,940	33,920,428
Basic and diluted earnings (loss) per Common Unit	$0.69	$0.71	$1.25	$1.32
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.15	$18.72
Net investment income (loss)	1.27	1.26
Net unrealized and realized gain (loss)(2)	(0.03)	0.06
Net increase (decrease) in net assets resulting from operations	1.24	1.32
Dividends declared	(1.24)	(1.22)
Issuance of common units	—	0.01
Total increase (decrease) in net assets	—	0.11
Net asset value, end of period	$19.15	$18.83
Units outstanding, end of period	46,240,578	38,310,205
Weighted average units outstanding	45,460,940	33,920,428
Total return based on net asset value(3)	6.59%	7.24%
Ratio/Supplemental Data:
Members' Capital, end of period	$885,559	$721,209
Ratio of total expenses to average Members’ Capital(4)	10.91%	10.56%
Ratio of net investment income to average Members’ Capital(4)	13.85%	13.79%
Ratio of total contributed capital to total committed capital, end of period	73.50%	68.50%
Asset coverage ratio(5)	183.20%	195.44%
Portfolio turnover rate	9.16%	5.10%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On July 12, 2024, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 3,134,796 Common Units for an aggregate offering price of $60.0 million. The sale closed on July 26, 2024.
On August 6, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s net investment income for the third quarter ending September 30, 2024 per unit, payable on or about October 4, 2024 to unitholders of record as of September 30, 2024.
62

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
PORTFOLIO AND INVESTMENT ACTIVITY
Portfolio as of June 30, 2024
We had investments in 151 portfolio companies across 31 industries. Based on fair value, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 11.6%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024.
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
Our portfolio as of June 30, 2024 and December 31, 2023 is presented below:

	As of
	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,891,963	$1,885,879	98.4%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	18,061	7,446	0.4	20,880	15,870	0.9
Other Debt Investments	4,270	4,254	0.2	1,604	1,593	0.1
Equity	18,403	18,174	1.0	14,232	14,325	0.8
Total	$1,932,697	$1,915,753	100.0%	$1,705,090	$1,687,546	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2024	June 30, 2023
New investments committed
Gross principal balance(1)	$357,540	$137,019
Less: Syndications	—	(3,796)
Net new investments committed	$357,540	$133,223
Investments, at cost
Investments, beginning of period	$1,748,996	$1,367,999
New investments purchased	278,546	136,865
Net accretion of discount on investments	1,994	1,451
Payment-in-kind	2,425	699
Net realized gain (loss) on investments	(1)	—
Investments sold or repaid	(99,263)	(33,564)
Investments, end of period	$1,932,697	$1,473,450
Principal amount of investments funded
First lien debt	$279,106	$138,158
Second lien debt	—	1,856
Other debt investments	2,649	—
Equity (2)	417	78
Total	$282,172	$140,092
Amount of investments sold/fully repaid, at principal
First lien debt	$76,914	$14,835
Total	$76,914	$14,835
Number of new investment commitments in portfolio companies	22	8
Number of investment commitments exited or fully repaid	4	5
Weighted average yield on debt investments, at cost(3)	11.6%	11.8%
Weighted average yield on debt investments, at fair value(3)	11.7%	12.0%
Number of portfolio companies	151	112
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.1%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	Fair Value	% of Portfolio		Fair Value	% of Portfolio
Risk rating 1	$—	—%		$—	—%
Risk rating 2	1,845,158	96.3		1,649,919	97.8
Risk rating 3	70,422	3.7		21,632	1.3
Risk rating 4	173	—	(1)	15,995	0.9
	$1,915,753	100.0%		$1,687,546	100.0%
(1)Amount rounds to 0.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$55,531	$41,998	$108,357	$78,840
Less: Total expenses	25,760	20,285	50,430	36,192
Net investment income before taxes	29,771	21,713	57,927	42,648
Less: Excise tax expense	—	—	16	—
Net investment income after taxes	29,771	21,713	57,911	42,648
Net change in unrealized appreciation (depreciation)	2,155	3,755	800	1,988
Net realized gain (loss)	1	6	(1,939)	23
Net increase (decrease) in Members' Capital resulting from operations	$31,927	$25,474	$56,772	$44,659
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$51,920	$40,668	$102,800	$76,175
Payment-in-kind	2,103	265	2,880	658
Dividend income	396	245	698	510
Other income	1,112	820	1,979	1,497
Total Investment Income	$55,531	$41,998	$108,357	$78,840
In the table above, total investment income increased from $41,998 for the three months ended June 30, 2023 to $55,531 for the three months ended June 30, 2024. Total investment income increased from $78,840 for the six months ended June 30, 2023 to $108,357 for the six months ended June 30, 2024. The increases were primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $1,473,450 as of June 30, 2023 to $1,932,697 as of June 30, 2024. Weighted average asset yield of debt investments at cost increased from 11.8% at June 30, 2023 to 11.6% as of June 30, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses:
Interest and other financing expenses	$20,841	$16,518	$40,756	$29,154
Management fees	919	794	1,838	1,525
Income based incentive fees	2,766	2,017	5,380	3,961
Professional fees	448	464	1,024	854
Directors' fees	51	52	103	103
General and other expenses	735	440	1,329	595
Total expenses	$25,760	$20,285	$50,430	$36,192
Excise tax expense	$—	$—	$16	$—
Interest Expense and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $16,518 and $29,154 for the three and six months ended June 30, 2023 to $20,841 and $40,756 for the three and six months ended June 30, 2024, respectively. The increase was primarily due to increased reference rates and higher cost of debt issued as the combined weighted average interest rate (excluding unused fees and financing costs) was 7.84% and 7.84% for three and six months ended June 30, 2024 compared to 7.52% and 6.92% for the three and six months ended June 30, 2023.
Management Fees
Management fees were $919 and $794 for the three months ended June 30, 2024 and June 30, 2023, and $1,838, respectively, and $1,525 for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $2,766 and $2,017 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $5,380 and $3,961 for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(1)	$—	$(1,940)	$23
Foreign currency and other transactions	2	6	1	—
Net realized gain (loss)	1	6	(1,939)	23
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,162	3,759	814	1,989
Translation of assets and liabilities in foreign currencies	(7)	(4)	(14)	(1)
Net change in unrealized appreciation (depreciation)	2,155	3,755	800	1,988
Net realized and unrealized gains (losses)	$2,156	$3,761	$(1,139)	$2,011
For the six months ended June 30, 2024, net realized losses on our investments was $1,940, which was primarily due to the restructuring of two portfolio companies. For the six months ended June 30, 2023, net realized gain on our investments was $23, primarily driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2024, net change in unrealized appreciation on our investments of $2,162 and $814 was primarily driven by changes in spreads in the primary and secondary markets. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $3,759 and $1,989 was primarily driven changes in spreads in the primary and secondary markets.

See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of June 30, 2024, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2024, we had approximately $78.8 million of cash, which taken together with our approximately $510.6 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $265 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $313.2 million.
Unregistered Sales of Equity Securities
As of June 30, 2024, we had received aggregate capital commitments of $1,000 million.

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.
For the six months ended June 30, 2023, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
Total	5,235,602	$100,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2024 and six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
Total Distributions			$1.24	$56,441
For the Six Months Ended June 30, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
Total Distributions			$1.22	$42,616

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
Total	$2,890,338	$55,249
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
Total	$1,983,901	$37,083

Debt
Our outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$175,000	$173,500	$1,500	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	399,025	200,975	600,000	355,241	244,759
BNP Funding Facility	300,000	161,500	138,500	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	330,356	169,644	500,000	136,000	364,000
Total	$1,575,000	$1,064,381	$510,619	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6.6 million and 6.6 million.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On July 12, 2024, we delivered a capital drawdown notice to our unitholders relating to the sale of approximately 3,134,796 shares of our common units, par value $0.001 per share for an aggregate offering price of $60.0 million. The sale closed on July 26, 2024.
On August 6, 2024, our Board of Directors declared a distribution equal to an amount up to our net investment income for the third quarter ending September 30, 2024 per unit, payable on or about October 4, 2024 to unitholders of record as of September 30, 2024.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements
RELATED PARTY TRANSACTIONS
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
As of June 30, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$57,770	$(31,931)	$25,839
Up 200 basis points	$38,513	$(21,288)	$17,225
Up 100 basis points	$19,257	$(10,644)	$8,613
Up 25 basis points	$4,814	$(2,661)	$2,153
Down 25 basis points	$(4,814)	$2,661	(2,153)
Down 100 basis points	$(19,257)	$10,644	$(8,613)
Down 200 basis points	$(38,513)	$21,288	$(17,225)
Down 300 basis points	$(57,770)	$31,931	$(25,839)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended June 30, 2024, as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1
Amendment No. 5 to Revolving Credit Agreement, dated as of May 2, 2024, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender. (1)

10.2
Amendment No. 2 to Loan and Security Agreement dated as of June 12, 2024, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as Parent and Servicer, the Lenders party thereto, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator, U.S. Bank National Association, as Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent.(2)

10.3*
Amendment No.1 to the Second Amended and Restated Credit and Security Agreement, dated as of May 13, 2024, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer.

10.4*
Amendment No. 1 to the Revolving Credit and Security Agreement, dated as of June 26, 2024, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent.

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

* Filed herewith
** Furnished herewith.
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 8, 2024 (File No. 814-01453).
(2) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 17, 2024 (File No. 814-01453).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: August 13, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)