Form 10-Q
period 2024-09-30
T Series Middle Market Loan Fund LLC
filed 2024-11-13
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 13, 2024, the Registrant had 55,022,961 common units outstanding.

T Series Middle Market Loan Fund LLC
SIGNATURES

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,012,334 and $1,705,090)	$1,999,992	$1,687,546
Cash and cash equivalents	51,243	45,064
Deferred financing costs	15,586	12,626
Interest and dividend receivable from non-controlled/non-affiliated investments	15,820	13,025
Receivable for investments sold	313	156
Prepaid expenses and other assets	42	24
Total assets	2,082,996	1,758,441

Liabilities
Debt	1,060,675	881,241
Payable for investments purchased	81	—
Payable to affiliates (Note 3)	572	1,479
Dividends payable	29,503	27,744
Management fees payable	956	919
Income based incentive fees payable	3,000	2,632
Interest and other financing costs payable	15,551	12,445
Accrued expenses and other liabilities	2,139	2,002
Total liabilities	1,112,477	928,462

Commitments and contingencies (Note 7)

Members' Capital
Common units (50,866,395 and 43,350,240 common units issued and outstanding)	$51	$43
Paid-in capital in excess of par value	987,408	843,615
Total distributable earnings (loss)	(16,940)	(13,679)
Total members' capital	$970,519	$829,979
Total liabilities and members' capital	$2,082,996	$1,758,441
Net asset value per unit	$19.08	$19.15

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$55,768	$44,449	$158,567	$120,624
Payment-in-kind	2,385	863	5,266	1,521
Dividend income	407	334	1,105	844
Other income	1,215	1,232	3,195	2,729
Total investment income	59,775	46,878	168,133	125,718
Expenses:
Interest and other financing expenses	22,308	17,228	63,064	46,382
Management fees	956	888	2,794	2,413
Income based incentive fees	3,000	2,370	8,379	6,331
Professional fees	779	433	1,803	1,287
Directors' fees	51	51	154	154
General and other expenses	388	393	1,719	988
Total expenses	27,482	21,363	77,913	57,555
Net investment income before taxes	32,293	25,515	90,220	68,163
Excise tax expense	—	—	16	—
Net investment income after taxes	32,293	25,515	90,204	68,163

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(10,715)	22	(12,655)	45
Foreign currency and other transactions	3	3	5	3
Net realized gain (loss)	(10,712)	25	(12,650)	48
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,313	11,439	5,125	13,428
Translation of assets and liabilities in foreign currencies	16	(8)	3	(9)
Net change in unrealized appreciation (depreciation)	4,329	11,431	5,128	13,419
Net realized and unrealized gain (loss)	(6,383)	11,456	(7,522)	13,467
Net increase (decrease) in members' capital resulting from operations	$25,910	$36,971	$82,682	$81,630

Net investment income (loss) per unit (basic and diluted)	$0.65	$0.65	$1.92	$1.90
Earnings (loss) per unit (basic and diluted)	$0.52	$0.94	$1.76	$2.28
Weighted average units outstanding:	49,949,722	39,460,275	46,968,123	35,787,336

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands and per unit amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Members' Capital at beginning of period:	$885,559	$721,209	$829,979	$582,083
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	32,293	25,515	90,204	68,163
Net realized gain (loss)	(10,712)	25	(12,650)	48
Net change in unrealized appreciation (depreciation)	4,329	11,431	5,128	13,419
Net increase (decrease) in members’ capital resulting from operations	25,910	36,971	82,682	81,630

Distributions to unitholders from:
Distributable earnings	(29,502)	(24,469)	(85,943)	(67,085)
Total distributions to unitholders	(29,502)	(24,469)	(85,943)	(67,085)

Capital transactions:
Issuance of common units	60,000	50,000	60,000	150,000
Reinvestment of dividends	28,552	21,769	83,801	58,852
Net increase in Members' Capital resulting from capital transactions	88,552	71,769	143,801	208,852
Total increase (decrease) in Members' Capital	84,960	84,271	140,540	223,397
Members' Capital at end of period	$970,519	$805,480	$970,519	$805,480
Distributions per share	$0.58	$0.62	$1.82	$1.84

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$82,682	$81,630
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(5,125)	(13,428)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3)	9
Net realized (gain) loss on investments	12,655	(45)
Net realized (gain) loss on foreign currency transactions	(5)	(3)
Net accretion of discount and amortization of premium on investments	(6,491)	(3,900)
Payment-in-kind interest and dividend capitalized	(5,962)	(2,138)
Amortization of deferred financing costs	3,050	2,211
Purchases of investments and change in payable for investments purchased	(580,775)	(381,554)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	273,258	91,175
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,795)	(1,390)
(Increase) decrease in prepaid expenses and other assets	(18)	(3,318)
(Decrease) increase in payable to affiliates	(907)	(185)
(Decrease) increase in management fees payable	37	235
(Decrease) increase in incentive fees payable	368	731
(Decrease) increase in interest payable	3,106	3,676
(Decrease) increase in accrued expenses and other liabilities	137	872
Net cash provided by (used in) operating activities	(226,788)	(225,422)

Cash flows from financing activities:
Borrowings on debt	375,354	305,500
Repayments on debt	(196,000)	(210,000)
Proceeds from issuance of Common Units	60,000	150,000
Deferred financing costs paid	(6,010)	(6,841)
Tax withholding paid	(383)	(271)
Net cash provided by (used in) financing activities	232,961	238,388
Net increase (decrease) in cash	6,173	12,966
Effect of foreign exchange rate changes on cash	6	(4)
Cash and cash equivalents, at beginning of period	45,064	36,459
Cash and cash equivalents, at end of period	$51,243	$49,421

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$106	$77
Dividends payable	$29,503	$24,469
Interest expense paid	$57,205	$40,480
Dividend reinvestments	$83,801	$58,852
Non-cash purchases of investments	$(15,370)	$—
Non-cash sales of investments	$15,370	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.70%	12/22/2026	376	$368	$368	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	18,280	18,015	18,280	1.88
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	—	(32)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	10.25%	9/14/2028	—	(34)	—	—
								18,317	18,648	1.92
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.52%	6/11/2027	10,323	10,196	10,323	1.06
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	334	326	327	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	31	30	30	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	4	3	2	—
								10,555	10,682	1.10
Automobile Components
Continental Battery Company	(5) (6) (11) (12)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.75%	1/20/2027	6,406	6,342	4,782	0.49
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	12,168	11,895	12,159	1.25
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	1,223	1,164	1,220	0.13
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	382	348	380	0.04
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	11,320	11,102	11,250	1.16
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	2,698	2,632	2,667	0.27
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	10.53%	8/5/2027	—	(40)	(15)	—
								33,443	32,443	3.34
Automobiles
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	14,013	13,900	13,950	1.44
ARI Network Services, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	14	14	14	—
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	6,370	6,253	6,277	0.65
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	1,164	1,119	1,109	0.11
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	154	136	139	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	15,441	15,289	15,289	1.58
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	—	(20)	(20)	—
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	63	61	61	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	982	966	939	0.10
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	195	193	193	0.02
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	47	42	39	—
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	1	1	1	—
								37,954	37,991	3.91

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Biotechnology
GraphPad Software, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	17,611	$17,526	$17,611	1.81%
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	441	419	441	0.05
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	—	(8)	—	—
								17,937	18,052	1.86
Building Products
Project Potter Buyer, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	10.60%	4/23/2027	8,059	8,059	8,059	0.83
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.60%	4/23/2026	—	—	—	—
								8,059	8,059	0.83
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	26,722	26,338	26,214	2.70
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	697	676	678	0.07
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	944	929	919	0.09
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	10.96%	12/22/2027	7,828	7,728	7,321	0.75
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.96%	12/22/2025	833	826	763	0.08
								36,497	35,895	3.70
Commercial Services & Supplies
Atlas Us Finco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.75%	11.03%	12/9/2029	17,035	16,688	17,035	1.76
Atlas Us Finco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.75%	11.03%	12/9/2028	—	(12)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.60%	7/29/2029	8,406	7,968	7,690	0.79
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	2,482	2,458	2,460	0.25
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(11)	(19)	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(6)	(5)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	3,529	3,494	3,494	0.36
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	—	(4)	(4)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	294	288	288	0.03
Encore Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	1,211	1,197	1,202	0.12
Encore Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	3,129	3,086	3,095	0.32
Encore Holdings, LLC	(5) (17)	First Lien Debt	P +	4.00%	12.00%	11/23/2027	—	(3)	(3)	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	397	393	391	0.04
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	36	35	35	—
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	—	(1)	(1)	—
FLS Holding, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	20,140	19,867	18,537	1.91
FLS Holding, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	4,722	4,659	4,346	0.45
FLS Holding, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.25%	10.31%	12/17/2027	961	941	808	0.08

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	2,661	$2,612	$2,658	0.27%
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	4,083	3,965	4,045	0.42
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	101	92	100	0.01
Hercules Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.95%	12/15/2026	479	456	451	0.05
HSI Halo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	14,642	14,500	14,642	1.51
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	453	441	453	0.05
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.85%	6/28/2030	—	(17)	—	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	2,982	2,908	2,959	0.30
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	281	272	278	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	11.50%	10/2/2029	—	(10)	(3)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	19,296	19,036	19,296	1.99
Procure Acquireco, Inc. (Procure Analytics)	(5) (7)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	954	940	954	0.10
Procure Acquireco, Inc. (Procure Analytics)	(5) (6) (17)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	—	(14)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	8,775	8,775	8,775	0.90
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	212	194	212	0.02
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.10%	5/24/2030	152	140	152	0.02
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	1,591	1,575	1,575	0.16
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(4)	(4)	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(2)	(2)	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.45%	12/8/2028	24,302	23,975	24,302	2.50
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.45%	12/8/2027	—	(30)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	1,099	1,072	1,094	0.11
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	C$320	231	236	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	—	(3)	(1)	—
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.85%	12/28/2028	155	150	154	0.02
Sweep Midco, LLC	(5) (6) (10)(14)	Second Lien Debt				3/12/2036	1,686	—	—	—
Sweep Midco, LLC	(5) (6) (10)(14)	Second Lien Debt				3/12/2034	580	290	290	0.03
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75% PIK	10.80%	6/30/2027	2,088	2,088	2,088	0.22
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75%	10.80%	6/30/2027	1,098	1,098	1,098	0.11
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	16,812	16,598	16,811	1.73
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	1,640	1,606	1,640	0.17
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	—	(29)	—	—
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	2,545	2,520	2,520	0.26
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	—	(5)	(5)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.71%	8/20/2030	—	$(5)	$(5)	—%
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	1,947	1,928	1,928	0.20
Vensure Employer Services, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	—	(3)	(3)	—
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	34,086	33,790	34,086	3.51
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	812	799	812	0.08
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	—	—	—	—
								202,966	202,935	20.91
Construction & Engineering
Arcoro Holdings Corp.	(5) (6)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	8,674	8,511	8,586	0.88
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(24)	(13)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.85%	10/19/2028	7,983	7,866	7,056	0.73
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	2,952	2,880	2,952	0.30
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	1,208	1,169	1,208	0.12
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	10.48%	2/1/2029	—	(10)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	6,683	6,649	6,649	0.69
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(5)	(5)	—
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(5)	(5)	—
								27,031	26,428	2.72
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	2,559	2,537	2,559	0.26
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(4)	—	—
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(3)	—	—
								2,530	2,559	0.26
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	10.69%	12/11/2028	27,035	26,670	25,069	2.58
Distributors
48Forty Solutions, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	25,403	25,110	22,355	2.30
48Forty Solutions, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	3,254	3,218	2,784	0.29
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	12.31%	2/23/2028	17,008	16,732	15,254	1.57
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	10,154	9,994	10,154	1.05
Avalara, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	—	(15)	—	—
Bradyifs Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	6,947	6,824	6,947	0.72
Bradyifs Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	548	536	548	0.06
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	31,187	30,872	31,134	3.21
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	—	(3)	(4)	—
								93,268	89,172	9.19

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Any Hour, LLC	(5) (10)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	10,649	$10,496	$10,482	1.08%
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	302	277	253	0.03
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	499	477	474	0.05
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	5/23/2031	2,775	2,724	2,731	0.28
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	22,268	21,889	22,165	2.28
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	5,307	5,200	5,282	0.54
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	7.00% (incl. 2.00%PIK)	11.69%	10/24/2029	840	812	832	0.09
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	943	934	934	0.10
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.74%	9/6/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	11,375	11,265	11,314	1.17
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	—	(11)	(12)	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.29%	6/17/2030	—	(13)	(7)	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	1,077	1,056	1,077	0.11
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(3)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(3)	—	—
FPG Intermediate Holdco, LLC	(5) (6) (10) (12)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	11.25%	3/5/2027	10,207	10,090	8,708	0.90
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	10.45%	12/15/2026	21,238	21,126	19,902	2.05
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	16,246	16,052	16,246	1.67
Lightspeed Solution, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	1,070	1,056	1,070	0.11
LUV Car Wash Group, LLC	(5) (6)	First Lien Debt	S +	7.00%	12.31%	12/9/2026	9,107	9,064	9,107	0.94
Magnolia Wash Holdings	(5) (6) (11)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	6,835	6,739	6,294	0.65
Magnolia Wash Holdings	(5) (6) (9)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	1,452	1,433	1,337	0.14
Magnolia Wash Holdings	(5) (6) (17)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	183	179	157	0.02
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	1,309	1,297	1,304	0.13
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(2)	(1)	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	1,660	1,623	1,641	0.17
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	3,175	3,102	3,139	0.32
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	62	52	57	0.01
								126,909	124,484	12.83
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	12,565	12,393	9,576	0.99

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	841	$831	$641	0.07%
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	20,750	20,478	20,653	2.13
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	4,207	4,112	4,157	0.43
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	—	(24)	(9)	—
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	11.64%	3/2/2028	2,492	2,438	2,492	0.26
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.84%	3/2/2029	1,800	1,575	1,497	0.15
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.84%	3/2/2029	2,500	2,196	2,079	0.21
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	23,770	23,373	23,640	2.44
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	—	(38)	(26)	—
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2029	—	(62)	(22)	—
								67,272	64,678	6.66
Financial Services
Applitools, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	6.25% PIK	10.85%	5/25/2029	8,130	8,048	8,048	0.83
Applitools, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(11)	(9)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	959	936	959	0.10
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	1,355	1,276	1,355	0.14
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	—	(5)	—	—
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	2,633	2,589	2,616	0.27
GC Waves Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	2,497	2,358	2,453	0.25
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	—	(6)	(3)	—
MAI Capital Management Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	1,930	1,911	1,911	0.20
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(6)	(6)	—
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(4)	(4)	—
RFS Opco, LLC	(5) (8)	First Lien Debt	S +	5.00%	9.60%	4/4/2031	4,000	3,962	3,963	0.41
RFS Opco, LLC	(5) (8) (17)	First Lien Debt	S +	4.00%	8.60%	4/4/2029	—	(9)	(9)	—
SitusAMC Holdings Corp.	(5) (7) (10)	First Lien Debt	S +	5.50%	10.20%	12/22/2027	21,935	21,795	21,915	2.26
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	4,286	4,225	4,286	0.44
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	536	525	536	0.06
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	—	(3)	—	—
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	23,098	22,707	22,650	2.33
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	571	539	533	0.05
								70,827	71,194	7.34

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	13,746	$13,547	$13,560	1.40%
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(61)	(116)	(0.01)
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(74)	(69)	(0.01)
								13,412	13,375	1.38
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.92%	3/13/2029	16,448	16,065	16,263	1.68
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	3,063	3,008	3,045	0.31
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(7)	(5)	—
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(10)	(4)	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	8,721	8,564	8,692	0.90
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(16)	(6)	—
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(24)	(4)	—
								27,580	27,981	2.88
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	20,124	19,753	19,947	2.06
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	—	(5)	(5)	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	20,496	20,196	20,265	2.09
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	3,262	3,216	3,226	0.33
Gateway US Holdings, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	5,220	5,197	5,220	0.54
Gateway US Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	1,471	1,465	1,471	0.15
Gateway US Holdings, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	—	(1)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	5,922	5,893	5,922	0.61
Heartland Veterinary Partners, LLC	(5) (6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	2,610	2,580	2,603	0.27
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	13,408	13,346	13,408	1.38
Heartland Veterinary Partners, LLC	(5) (6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,015	1,003	1,012	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	—	(5)	—	—
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	7,281	7,200	7,281	0.75
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	—	(2)	—	—
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	47	46	47	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(5) (11)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	6,094	$6,033	$6,033	0.62%
Imagine 360, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(4)	(4)	—
Imagine 360, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(5)	(5)	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	12,998	12,792	12,462	1.28
Intelerad Medical Systems Incorporated	(5) (6) (13)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	894	886	868	0.09
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	4,050	4,011	4,026	0.41
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(8)	(10)	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(6)	(4)	—
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	7,807	7,713	7,782	0.80
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	15,787	15,569	15,736	1.62
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	1,749	1,695	1,674	0.17
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	6.25%	10.85%	6/3/2030	22,932	22,536	22,932	2.36
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	6.25%	10.85%	6/1/2029	—	(42)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	16,444	15,903	16,363	1.69
PPV Intermediate Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	3,808	3,765	3,808	0.39
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	4,266	4,223	4,266	0.44
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	1,082	1,062	1,069	0.11
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.60%	12/30/2026	—	(4)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.85%	6/28/2029	2,666	2,636	2,637	0.27
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	9,445	9,445	9,445	0.97
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	937	909	937	0.10
								188,991	190,412	19.62
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.85%	9/19/2030	20,127	19,857	20,127	2.07
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00%	10.85%	9/19/2029	—	(12)	—	—
								19,845	20,127	2.07
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	18,312	18,145	18,193	1.87
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	45	30	31	—
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	—	(15)	(10)	—
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	34,831	34,326	34,308	3.54
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	8.60%	8/13/2029	€6,571	6,697	7,223	0.74
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	—	(18)	(18)	—
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.85%	8/14/2028	—	(46)	(54)	(0.01)
Raptor Merger Sub Debt, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.85%	4/1/2029	31,988	31,253	31,988	3.30

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	8.60%	4/1/2029	488	$432	$488	0.05%
								90,804	92,149	9.49
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	29,322	28,867	29,322	3.02
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	1,331	1,310	1,331	0.14
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	8/31/2028	—	(48)	—	—
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,690	1,658	1,665	0.17
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	6,309	6,169	6,283	0.65
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	8,249	8,126	8,214	0.85
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.92%	10/29/2029	—	(10)	(4)	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	12,008	11,820	11,820	1.22
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	9,497	9,420	9,312	0.96
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	113	107	105	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	16,336	16,241	16,241	1.67
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	92	89	89	0.01
High Street Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	21,331	20,999	21,328	2.20
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	6,878	6,755	6,814	0.70
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	6,145	6,000	6,051	0.62
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	—	(22)	(12)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	29,710	29,710	29,710	3.06
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	7.00% (incl. 6.00% PIK)	12.54%	9/8/2027	12,286	12,151	10,435	1.08
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.75%	10/14/2028	4,452	4,392	4,452	0.46
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	3,387	3,340	3,387	0.35
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	13,946	13,836	13,940	1.44
RSC Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	23,284	23,133	23,262	2.40
RSC Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	721	713	721	0.07
Summit Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	14,390	14,026	14,390	1.48
Summit Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	—	(39)	—	—
Summit Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	6.50%	11.10%	5/1/2029	—	(37)	—	—
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	37,784	37,329	37,599	3.87
								256,035	256,455	26.42
Interactive Media & Services
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.71%	5/5/2028	4,631	4,572	4,378	0.45

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
IT Services
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	23,456	$23,125	$22,692	2.34%
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	5,278	5,212	5,106	0.53
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	986	951	893	0.09
Donuts, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	10.35%	12/29/2027	11,579	11,579	11,522	1.19
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	12,287	12,116	12,123	1.25
GI DI Cornfield Acquisition, LLC	(5) (17)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	—	(43)	(84)	(0.01)
Redwood Services Group, LLC	(5) (7) (10)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	7,837	7,774	7,837	0.81
Redwood Services Group, LLC	(5) (7) (17)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	4,521	4,467	4,518	0.47
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	13,701	13,495	13,495	1.39
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	—	(36)	(36)	—
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.75%	9.35%	3/31/2031	236	213	213	0.02
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	1,819	1,801	1,801	0.19
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(2)	(2)	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(2)	(2)	—
								80,650	80,076	8.25
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	13,550	13,417	13,550	1.40
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(13)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(14)	—	—
								13,390	13,550	1.40
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	24,455	24,205	24,236	2.50
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	—	(27)	(24)	—
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	1,688	1,647	1,667	0.17
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	—	(3)	—	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	6,302	6,255	6,299	0.65
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	1,953	1,931	1,952	0.20
								34,008	34,130	3.52
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	10,501	10,014	10,492	1.08
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(18)	(1)	—
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(12)	(1)	—
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	1,697	1,680	1,680	0.17
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	83	80	80	0.01
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	—	(2)	(2)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								$11,742	$12,248	1.26%
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	7,991	7,871	7,545	0.78
Caerus US 1, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	516	503	451	0.05
Caerus US 1, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	400	388	352	0.04
								8,762	8,348	0.86
Professional Services
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	4,714	4,600	4,652	0.48
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	5,879	5,709	5,778	0.60
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	1,754	1,744	1,754	0.18
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	—	(1)	—	—
ComPsych Investment Corp.	(5) (7) (10)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	2,329	2,318	2,317	0.24
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	—	(2)	(2)	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	2,097	2,060	2,081	0.21
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(5)	(4)	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(7)	(3)	—
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	2,457	2,405	2,447	0.25
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	837	806	827	0.09
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	—	(14)	(3)	—
KWOR Acquisition, Inc.	(5) (9) (10) (14) (16)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	16,168	15,984	13,892	1.43
KWOR Acquisition, Inc.	(5) (14) (16)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	944	930	811	0.08
KWOR Acquisition, Inc.	(5) (14) (16)	First Lien Debt	P +	4.25%	12.25%	12/22/2027	1,829	1,813	1,572	0.16
Project Boost Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	10.31%	5/2/2029	8,035	7,978	8,035	0.83
Project Boost Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.31%	5/2/2028	150	146	150	0.02
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	16,450	16,213	16,230	1.67
Verdantas, LLC	(5) (6)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	695	683	685	0.07
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	10.37%	5/6/2030	—	(24)	(24)	—
								63,336	61,195	6.31
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	2,621	2,618	2,617	0.27
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	20,603	20,580	20,544	2.12
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	2,199	2,183	2,190	0.23
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	—	(7)	(4)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	27,101	$27,101	$27,006	2.78%
Zarya Intermediate, LLC	(5) (6) (13) (17)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	—	—	(10)	—
								52,475	52,343	5.39
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	9.85%	6/21/2029	21,679	21,397	21,510	2.22
Appfire Technologies, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	718	716	718	0.07
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	263	255	263	0.03
Appfire Technologies, LLC	(5) (17)	First Lien Debt	P +	3.75%	11.75%	3/9/2028	—	(1)	—	—
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	10,567	10,463	10,567	1.09
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	—	(13)	—	—
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	9.10%	7/26/2030	—	(18)	—	—
AuditBoard, Inc.	(5) (10)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	12,000	11,883	11,883	1.22
AuditBoard, Inc.	(5) (17)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(28)	(28)	—
AuditBoard, Inc.	(5) (17)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(22)	(22)	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	10.17%	5/14/2029	18,326	18,051	18,312	1.89
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.17%	5/15/2028	—	(16)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	17,668	17,301	17,507	1.80
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	—	(7)	(6)	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.75%	2/27/2029	—	(10)	(5)	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	13,865	13,562	13,791	1.42
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	—	(19)	(5)	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	24,117	23,946	24,033	2.48
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(25)	(12)	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(16)	(8)	—
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	7,955	7,796	7,905	0.81
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	—	(13)	(4)	—
Everbridge Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	25,924	25,798	25,798	2.66
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	2,541	2,519	2,519	0.26
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	—	(13)	(12)	—
Formstack Acquisition Co	(5) (6)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	9,357	9,226	9,273	0.96
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	939	907	905	0.09
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(26)	(17)	—
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	4,250	4,135	4,250	0.44
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	1,820	1,762	1,820	0.19
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	—	(6)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	12,811	$12,695	$12,811	1.32%
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	1,900	1,891	1,885	0.19
Granicus, Inc.	(5) (17)	First Lien Debt	P +	4.25%	12.25%	1/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	10,235	10,188	10,235	1.05
GS AcquisitionCo, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	—	(6)	—	—
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	179	173	179	0.02
Hootsuite Inc.	(5) (9) (10) (13)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	17,955	17,697	17,707	1.82
Hootsuite Inc.	(5) (13) (17)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	—	(28)	(28)	—
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	5,314	5,216	5,203	0.54
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	—	(9)	(11)	—
Kaseya, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	10,503	10,389	10,503	1.08
Kaseya, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	161	156	161	0.02
Kaseya, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	158	152	158	0.02
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	18,951	18,670	18,951	1.95
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	501	494	501	0.05
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.60%	6/24/2028	958	921	958	0.10
LogRhythm, Inc.	(5) (6) (10)	First Lien Debt	S +	7.50%	12.83%	7/2/2029	2,727	2,648	2,648	0.27
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	12.83%	7/2/2029	—	(8)	(8)	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.85%	7/22/2029	8,507	8,378	8,507	0.88
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.00%	12.00%	7/22/2028	168	155	168	0.02
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	8,276	8,153	8,153	0.84
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	—	(26)	(26)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	5,074	5,038	5,069	0.52
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	—	(2)	—	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	4,777	4,745	4,725	0.49
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	3,102	3,081	3,067	0.32
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	—	(4)	(7)	—
Project Leopard Holdings, Inc.	(8) (10) (13)	First Lien Debt	S +	5.25%	10.60%	7/20/2029	9,825	9,305	8,783	0.90
Reorganized Mobileum Acquisition Co, LLC	(5)	First Lien Debt	P +	5.00%	13.00%	9/11/2029	185	185	185	0.02
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	11,557	11,506	10,852	1.12
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	780	774	694	0.07
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	6,251	6,146	6,178	0.64
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	4,800	4,711	4,742	0.49

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	—	$(16)	$(10)	—%
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	21,010	20,768	19,027	1.96
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	85	46	(272)	(0.03)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.50%	2/19/2027	11,114	11,056	11,028	1.14
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.50%	2/19/2026	—	(4)	(8)	—
								344,702	343,643	35.41
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	2,534	2,500	2,534	0.26
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	110	104	110	0.01
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	—	(5)	—	—
								2,599	2,644	0.27
Total Debt Investments								$1,993,138	$1,981,343	204.15%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Commercial Services & Supplies
Encore Holdings, LLC	(5) (14) (15)	Common Equity		11/23/2021	1,862	$245	$666	0.07%
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14) (15)	Common Equity		12/20/2021	500,000	500	675	0.07
Surewerx Topco, LP	(5) (13) (14) (15)	Common Equity		12/28/2022	104	104	138	0.01
						849	1,479	0.15
Containers & Packaging
BP Purchaser, LLC	(5) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	738	0.08
BP Purchaser, LLC Rights	(5) (14) (15)	Common Equity		3/12/2024	1,666,989	75	83	0.01
						1,454	821	0.08
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity	12.50% PIK	9/5/2024	45	440	440	0.05
LUV Car Wash	(5) (14) (15)	Common Equity		12/6/2022	1,260	1,260	831	0.09
						1,700	1,271	0.13
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (14) (15)	Common Equity		12/17/2021	105,978	780	855	0.09
SDB Holdco, LLC	(5) (14) (15)	Common Equity		3/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (15)	Preferred Equity	6.00% PIK	3/29/2024	4,415,744	2,948	1,943	0.20
						3,728	2,798	0.29
Insurance Services
Amerilife Holdings, LLC	(5) (14) (15)	Common Equity		9/1/2022	14,856	410	780	0.08

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Frisbee Holdings, LP (Fetch)	(5) (14) (15)	Common Equity			10/31/2022	18,287	$233	$258	0.03%
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity		10.50%	12/21/2021	1,000,000	1,319	1,290	0.13
							1,962	2,328	0.24
Professional Services
Verdantas, LLC	(5) (14) (15)	Common Equity			5/3/2024	3,984	4	5	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	5/3/2024	394,416	394	469	0.05
							398	474	0.05
Software
Fullsteam Operations, LLC	(5) (14) (15)	Common Equity			11/27/2023	11,270	380	611	0.06
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity		11.75%	6/25/2022	2,040	2,534	2,649	0.27
Reorganized Mobileum Grandparent, LLC	(5) (14) (15)	Common Equity			9/12/2024	25,375	—	—	—
Revalize, Inc.	(5) (15)	Preferred Equity	S +	10.00%	12/14/2021	2,154	3,057	2,986	0.31
Reveal Data Solutions	(5) (14) (15)	Common Equity			8/29/2023	186,769	243	301	0.03
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S +	10.50%	7/7/2022	2,123,800	2,891	2,931	0.30
							9,105	9,478	0.98
Total Equity Investments							$19,196	$18,649	1.92%
Total Portfolio Investments							$2,012,334	$1,999,992	206.07%

Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund	$10,761	$10,761	1.11%
Cash	40,482	40,482	4.17
Total Cash and Cash Equivalents	$51,243	$51,243	5.28%
Total Portfolio Investments, Cash and Cash Equivalents	$2,063,577	$2,051,235	211.35%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.28%, the 1-month S at 4.85%, the 3-month S at 4.59%, 6-month S at 4.25%, and the P at 8.00%.

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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt”.
(11)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(12)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 7.65% of total assets as calculated in accordance with regulatory requirements.

(14)	Non-income producing security
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $18,649 or 1.92% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(16)	Investment was on non-accrual status as of September 30, 2024.
(17) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if     any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$667	$(80)
ARI Network Services, Inc.	Revolver	8/28/2026	19	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	1,366	(1)
AWP Group Holdings, Inc.	Revolver	12/23/2030	729	(1)
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/14/2026	1,851	(5)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	1,941	—
Amerilife Holdings, LLC	Revolver	8/31/2028	3,688	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,750	(24)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	2,815	(44)
Any Hour, LLC	Revolver	5/23/2030	1,060	(17)
Apex Service Partners, LLC	Revolver	10/24/2029	911	(4)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	489	—
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	300	—
Appfire Technologies, LLC	Revolver	3/9/2028	122	—
Applitools, Inc.	Revolver	5/25/2028	900	(9)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	2,206	(14)
Aptean, Inc.	Revolver	1/30/2031	1,618	(11)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,304	(13)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	2,586	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Artifact Bidco, Inc.	Revolver	7/26/2030	$1,847	$—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	203	—
Associations, Inc.	Revolver	7/3/2028	163	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	572	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	5,714	(28)
AuditBoard, Inc.	Revolver	7/12/2031	2,286	(22)
Avalara, Inc.	Revolver	10/19/2028	1,015	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,333	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	220	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	3,263	(26)
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	365	—
Bullhorn, Inc.	Revolver	10/1/2029	118	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	2,539	(37)
COP Collisionright Parent, LLC	Revolver	1/29/2030	883	(13)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	882	(4)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	294	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	652	(36)
Caerus US 1, Inc.	Revolver	5/25/2029	454	(25)
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,877	(61)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	5,152	—
Cerity Partners, LLC	Revolver	7/30/2029	589	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	2,455	(12)
Chase Intermediate, LLC	Revolver	10/30/2028	207	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	667	(2)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,256	(19)
Consor Intermediate II, LLC	Revolver	5/12/2031	602	(5)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	699	(6)
Coupa Holdings, LLC	Revolver	2/27/2029	536	(5)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	887	(5)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	3,529	(12)
Diligent Corporation	Revolver	8/2/2030	2,353	(8)
Drivecentric Holdings, LLC	Revolver	8/15/2031	2,059	(20)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	4,860	(32)
Dwyer Instruments, Inc.	Revolver	7/21/2027	2,125	(9)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	632	(4)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	309	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	186	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Eclipse Buyer, Inc.	Revolver	9/6/2031	$81	$(1)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	217	(4)
Encore Holdings, LLC	Revolver	11/23/2027	359	(3)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	116	(1)
Energy Labs Holdings Corp.	Revolver	4/7/2028	92	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,231	(12)
Essential Services Holding Corporation	Revolver	6/17/2030	1,394	(8)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,942	(13)
Everbridge Holdings, LLC	Revolver	7/2/2031	2,593	(13)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	1,204	(18)
Excelitas Technologies Corp.	Revolver	8/14/2028	3,612	(54)
FLS Holding, Inc.	Revolver	12/17/2027	961	(77)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	2,805	(25)
Formstack Acquisition Co	Revolver	3/28/2030	1,875	(17)
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	(4)
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	67	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	46	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	836	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	209	—
Fullsteam Operations, LLC	Revolver	11/27/2029	238	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	4,453	(28)
GC Waves Holdings, Inc.	Revolver	8/10/2029	382	(2)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	6,333	(84)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	546	(4)
GPS Merger Sub, LLC	Revolver	10/2/2029	437	(3)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	1,345	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	1,204	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	135	(2)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2025	771	(14)
Galway Borrower, LLC	Revolver	9/29/2028	318	(6)
Gateway US Holdings, Inc.	Revolver	9/22/2026	213	—
Granicus, Inc.	Revolver	1/17/2031	1,797	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	3,964	—
GraphPad Software, LLC	Revolver	6/30/2031	1,651	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	2,161	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	4,406	(33)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Helios Service Partners, LLC	Revolver	3/19/2027	$403	$—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	4,519	(25)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	437	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	6,051	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	504	(3)
Hootsuite Inc.	Revolver	5/22/2030	2,000	(28)
Hyland Software, Inc.	Revolver	9/19/2029	961	—
Icefall Parent, Inc.	Revolver	1/25/2030	506	(11)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	859	(4)
Imagine 360, LLC	Revolver	10/2/2028	532	(5)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	3,986	(37)
Inszone Mid, LLC	Revolver	11/12/2029	1,269	(12)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	289	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(10)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(4)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	146	(1)
Iris Buyer, LLC	Revolver	10/2/2029	429	(3)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,035	(4)
KENG Acquisition, Inc.	Delayed Draw Term Loan	7/17/2026	298	(2)
KENG Acquisition, Inc.	Revolver	8/1/2029	675	(3)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	465	—
Kaseya, Inc.	Revolver	6/25/2029	469	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,743	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	140	(1)
LegitScript, LLC	Revolver	6/24/2028	2,036	—
LogRhythm, Inc.	Revolver	7/2/2029	273	(8)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	1,140	(6)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	430	(4)
MRI Software, LLC	Delayed Draw Term Loan	8/27/2026	1,508	(4)
MRI Software, LLC	Revolver	2/10/2027	1,405	(4)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	4,716	(26)
Magneto Components Buyco, LLC	Revolver	12/5/2029	3,930	(22)
Magnolia Wash Holdings	Revolver	7/14/2028	150	(12)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	2,735	—
Mantech International CP	Revolver	9/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	713	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	$2,765	$—
Model N, Inc.	Revolver	6/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	7/22/2028	810	—
Nasuni Corporation	Revolver	9/10/2030	1,724	(26)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	316	—
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/2/2025	230	(2)
Oak Purchaser, Inc.	Revolver	4/28/2028	620	(7)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	594	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	260	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	2,289	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,212	(4)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	2,713	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	270	(2)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	188	(1)
Project Boost Purchaser, LLC	Revolver	5/2/2028	492	—
Project Potter Buyer, LLC	Revolver	4/23/2026	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	3,298	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	1,063	—
RFS Opco, LLC	Revolver	4/4/2029	1,000	(9)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	44	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	2,902	(2)
Randy's Holdings, Inc.	Revolver	11/1/2028	1,269	(1)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	4	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	278	(3)
Revalize, Inc.	Revolver	4/15/2027	638	(39)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	4,724	(36)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,338	(20)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	231	(3)
Riskonnect Parent, LLC	Revolver	12/7/2028	914	(11)
RoadOne IntermodaLogistics	Revolver	12/29/2028	63	(1)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	739	(4)
Routeware, Inc.	Revolver	9/18/2031	170	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	8,591	(116)
SV Newco 2, Inc.	Revolver	6/2/2031	5,155	(70)
Securonix, Inc.	Revolver	4/5/2028	3,697	(349)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,876	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	$536	$—
Smarsh, Inc.	Revolver	2/16/2029	268	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	2,452	(15)
Sonny's Enterprises, LLC	Revolver	8/5/2027	2,399	(15)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,125	(11)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	3,230	—
Summit Acquisition, Inc.	Revolver	5/1/2029	1,615	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	2,184	(5)
Superman Holdings, LLC	Revolver	8/29/2031	967	(5)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	229	(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	112	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	2,475	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	328	(6)
Tank Holding Corp.	Revolver	3/31/2028	389	(7)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	812	(5)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	(4)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	909	(5)
Transit Technologies, LLC	Revolver	8/20/2030	545	(5)
Trintech, Inc.	Revolver	7/25/2029	1,429	(28)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(8)
V Global Holdings, LLC	Revolver	12/22/2025	259	(17)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	189	—
VRC Companies, LLC	Revolver	6/29/2027	293	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	189	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	962	(8)
Vehlo Purchaser, LLC	Revolver	5/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	553	(3)
Verdantas, LLC	Revolver	5/6/2030	1,754	(24)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	25	—
Vertex Service Partners, LLC	Revolver	11/8/2030	371	(4)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	483	(2)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	189	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	433	(2)
Victors Purchaser, LLC	Revolver	8/15/2031	248	(3)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,831	(6)
YI, LLC	Revolver	12/3/2029	1,373	(5)
Zarya Intermediate, LLC	Revolver	7/1/2027	2,807	(10)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
iCIMS, Inc.	Delayed Draw Term Loan	10/23/2024	$291	$—
iCIMS, Inc.	Revolver	8/18/2028	109	—
mPulse Mobile, Inc.	Revolver	12/17/2027	3,247	(48)
Total First Lien Debt Unfunded Commitments			$291,388	$(2,248)
Total Unfunded Commitments			$291,388	$(2,248)

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
September 30, 2024
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
The Company was formed as a Delaware limited liability company on September 14, 2021 and commenced investment operations on November 4, 2021. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).
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
As of September 30, 2024, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2024 was $18,727. As of December 31, 2023 the Company, had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $22,754.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company accrued $0 and $16, respectively, of U.S. federal excise taxes. For the three and nine months ended September 30, 2023, the Company did not accrue any U.S. federal excise taxes.
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
For the three and nine months ended September 30, 2024, base management fees were $956 and $2,794, respectively. For the three and nine months ended September 30, 2023, base management fees were $888 and $2,413, respectively. As of September 30, 2024 and December 31, 2023, $956 and $919 was payable to the Investment Adviser relating to base management fees.
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

For the three and nine months ended September 30, 2024, $3,000 and $8,379 of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and nine months ended September 30, 2023, $2,370 and $6,331, respectively, of income based incentive fees, were accrued to the Investment Adviser.
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
For the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of September 30, 2024 and December 31, 2023, there were $3,000 and $2,632, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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
For the three and nine months ended September 30, 2024, no expenses were incurred under the Administration Agreement. For the three and nine months ended September 30, 2023, no expenses were incurred under the Administration Agreement.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act, and are generally consistent with the indemnification provisions of the Company’s Amended and Restated Limited Liability Company Agreement, as amended.. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,981,112	$1,969,466	98.5%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	7,644	7,481	0.4	20,880	15,870	0.9
Other Debt Investments	4,382	4,396	0.2	1,604	1,593	0.1
Equity	19,196	18,649	0.9	14,232	14,325	0.8
Total	$2,012,334	$1,999,992	100.0%	$1,705,090	$1,687,546	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	0.9%	1.1%
Air Freight & Logistics	0.5	2.3
Automobile Components	1.6	1.8
Automobiles	1.9	1.0
Biotechnology	0.9	1.7
Building Products	0.4	—
Chemicals	1.8	2.1
Commercial Services & Supplies	10.2	9.7
Construction & Engineering	1.3	1.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	1.3	1.6
Distributors	4.5	5.3
Diversified Consumer Services	6.3	6.1
Electronic Equipment, Instruments & Components	3.2	3.8
Financial Services	3.6	3.7
Ground Transportation	0.7	—
Health Care Equipment & Supplies	1.4	1.8
Health Care Providers & Services	9.7	11.4
Health Care Technology	1.0	1.2
Industrial Conglomerates	4.6	5.0
Insurance Services	12.9	14.6
Interactive Media & Services	0.2	0.3
IT Services	4.1	3.1
Life Sciences Tools & Services	0.7	—
Machinery	1.7	2.2
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.4	0.6
Professional Services	3.1	2.2
Real Estate Management & Development	2.6	3.3
Software	17.7	12.3
Wireless Telecommunication Services	0.1	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,676	$17,035	0.9%	$28,928	$29,110	1.7%
Canada	52,974	52,696	2.6	21,691	21,257	1.3
United Kingdom	8,762	8,348	0.4	9,048	9,213	0.5
United States	1,933,922	1,921,913	96.1	1,645,423	1,627,966	96.5
Total	$2,012,334	$1,999,992	100.0%	$1,705,090	$1,687,546	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$36,594	$1,932,872	$1,969,466	$—	$31,799	$1,623,959	$1,655,758
Second Lien Debt	—	3,576	3,905	7,481	—	3,612	12,258	15,870
Other Debt Investments	—	—	4,396	4,396	—	—	1,593	1,593
Equity	—	—	18,649	18,649	—	—	14,325	14,325
Total	$—	$40,170	$1,959,822	$1,999,992	—	$35,411	$1,652,135	$1,687,546
Cash equivalents	$10,761	$—	$—	$10,761	$—	$—	$—	$—
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,849,844	$3,841	$4,254	$18,174	$1,876,113
Purchases of investments(1)	195,838	—	—	470	196,308
Proceeds from principal repayments and sales of investments(2)	(111,075)	—	—	—	(111,075)
Accretion of discount/amortization of premium	2,449	3	3	—	2,455
Payment-in-kind	1,590	64	109	322	2,085
Net change in unrealized appreciation (depreciation)	(5,566)	10,502	30	(317)	4,649
Net realized gains (losses)	(208)	(10,505)	—	—	(10,713)
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$1,932,872	$3,905	$4,396	$18,649	$1,959,822

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(5,293)	$10,501	$30	$(317)	$4,921
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$1,593	$14,325	$1,652,135
Purchases of investments(1)	587,051	290	2,596	3,757	593,694
Proceeds from principal repayments and sales of investments(2)	(283,073)	(3,300)	—	—	(286,373)
Accretion of discount/amortization of premium	6,180	83	8	—	6,271
Payment-in-kind	4,456	126	174	1,207	5,963
Net change in unrealized appreciation (depreciation)	146	4,953	25	(640)	4,484
Net realized gains (losses)	(2,148)	(10,505)	—	—	(12,653)
Transfers into/out of Level 3(3)	(3,699)	—	—	—	(3,699)
Fair value, end of period	$1,932,872	$3,905	$4,396	$18,649	$1,959,822

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(1,493)	$4,825	$25	$(639)	$2,718

(1)	Purchases may include investments received in corporate actions and restructurings.
(2)	Sales may include investments delivered in corporate actions and restructurings.
(3)	Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Total Investments
Fair value, beginning of period	$1,382,406	$15,527	$14,511	$1,412,444
Purchases of investments	105,330	—	388	105,718
Proceeds from principal repayments and sales of investments	(21,922)	—	—	(21,922)
Accretion of discount/amortization of premium	1,319	11	—	1,330
Payment-in-kind	666	—	225	891
Net change in unrealized appreciation (depreciation)	11,838	(794)	316	11,360
Net realized gains (losses)	23	—	—	23
Transfers into/out of Level 3(1)	—	(1,530)	—	(1,530)
Fair value, end of period	$1,479,660	$13,214	$15,440	$1,508,314

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$11,808	$(794)	$316	$11,330

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023 :

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,932,872	Yield Analysis	Discount Rate	7.79%	27.85%	9.95%
Investments in second lien debt	3,905	Yield Analysis	Discount Rate	12.14%	13.95%	12.27%
Investments in other investments:
Other debt	4,396	Yield Analysis	Discount Rate	9.90%	14.90%	11.79%
Preferred equity	10,766	Income Approach	Discount Rate	9.88%	15.16%	14.34%
	1,943	Market Approach	EBITDA Multiple			8.50x
Common equity	4,173	Market Approach	EBITDA Multiple	7.00x	18.70x	15.83x
	1,767	Market Approach	Revenue Multiple	7.58x	9.93x	8.98x
Total investments	$1,959,822

(1) For an asset category that contains a single investment, the range is not included.
(2) During the nine months ended September 30, 2024, one unsecured debt position with a fair value of $1.67 million transitioned from an income approach to a yield analysis valuation technique.
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

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	3	$96,500	$96,500	$236,500	$236,500
Barclays Funding Facility	3	420,815	420,815	355,241	355,241
BNP Funding Facility	3	193,500	193,500	153,500	153,500
JPM Funding Facility	3	349,860	349,860	136,000	136,000
Total		$1,060,675	$1,060,675	$881,241	$881,241
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$175,000	$96,500	$78,500	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	420,815	179,185	600,000	355,241	244,759
BNP Funding Facility	500,000	193,500	306,500	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	349,860	150,140	500,000	136,000	364,000
Total	$1,775,000	$1,060,675	$714,325	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Combined weighted average interest rate (1)	7.60%	7.45%	7.67%	7.11%
Combined weighted average effective interest rate (2)	7.98%	7.86%	8.09%	7.49%
Combined weighted average debt outstanding	$1,060,403	$787,799	$964,719	$759,046
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility
On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility initially allowed the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. Since November 5, 2021, the CBA Subscription Facility has been reduced from time to time to an aggregate principal commitment of $175,000 as of September 30, 2024. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CBA Subscription Facility has a maturity date of November 1, 2024, which may be extended for an addition 6-month term, subject to certain conditions.
The CBA Subscription Facility bears interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), 1.90%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.90%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to Daily Simple RFR Loans (as defined in the CBA Subscription Facility) in Canadian Dollars or Term CORRA Loans (as defined in the CBA Subscription Facility), as applicable, plus 1.90% plus a CORRA spread adjustment set forth in the CBA Subscription Facility; (iv) with respect to Daily Simple RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Term SOFR Loans (as defined in the CBA Subscription Facility), SOFR or Term SOFR, as applicable, plus 1.90% plus a SOFR spread adjustment set forth in the CBA Subscription Facility; (v) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate will not be less than 2.00%, plus (y) 0.90%, each as calculated in accordance with the CBA Subscription Facility.
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$2,318	$5,014	$10,031	$13,811
Facility unused commitment fees	39	3	53	77
Amortization of deferred financing costs	88	202	305	606
Total	$2,445	$5,219	$10,389	$14,494
Weighted average interest rate	7.31%	7.00%	7.33%	6.67%
Weighted average outstanding balance	$124,163	$280,130	$179,861	$272,877

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
The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending December 5, 2026 and a final maturity date of the earlier of (i) December 5, 2034 and (ii) on or after December 5, 2028, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the PRIMCAN Index and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility is 2.28%.
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
58

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$8,067	$6,717	$21,549	$17,778
Facility unused commitment fees	249	63	1,022	492
Amortization of deferred financing costs	297	102	1,099	292
Total	$8,613	$6,882	$23,670	$18,562
Weighted average interest rate	7.59%	7.49%	7.58%	7.16%
Weighted average outstanding balance	$415,842	$350,929	$373,492	$327,535

BNP Funding Facility
On October 12, 2022, the Company entered into a revolving credit and security agreement (the “BNP Credit and Security Agreement”) with Financing SPV II, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent, pursuant to which BNP has agreed to extend credit to Financing SPV II in an aggregate principal amount up to $500,000 at any one time outstanding (the “BNP Funding Facility”).
The BNP Funding Facility is a revolving funding facility with a reinvestment period ending August 21, 2027 and a final maturity date of August 21, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), CORRA (CAD), or AUD Screen Rate (AUD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.25% during the reinvestment period and 2.75% following the reinvestment period, with an additional margin of 0.10% for non-US dollar advances.
The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$3,736	$1,410	$10,310	$5,929
Facility unused commitment fees	105	350	344	602
Amortization of deferred financing costs	238	168	570	500
Total	$4,079	$1,928	$11,224	$7,031
Weighted average interest rate	7.79%	7.96%	7.94%	7.52%
Weighted average outstanding balance	$187,630	$69,261	$170,577	$103,971
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
59

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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$6,484	$1,865	$14,428	$3,392
Facility unused commitment fees	290	979	2,277	2,090
Amortization of deferred financing costs	397	356	1,076	813
Total	$7,171	$3,200	$17,781	$6,295
Weighted average interest rate(1)	7.62%	8.34%	7.87%	8.18%
Weighted average outstanding balance (1)	$332,767	$87,478	$240,788	$67,832

(1)	Calculated from the period from February 23, 2023 (closing date) through September 30, 2023.
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had $291,388 and $237,337, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of September 30, 2024 and December 31, 2023, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $205,000 and $265,000, respectively, were unfunded.

60

(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2024	December 31, 2023
Net distributable earnings (accumulated losses), beginning of period	$(13,679)	$(28,501)
Net investment income (loss)	90,204	96,488
Net realized gain (loss)	(12,650)	67
Net unrealized appreciation (depreciation)	5,128	13,005
Distributions to unitholders	(85,943)	(94,829)
Tax reclassification of members' capital	—	91
Net distributable earnings (accumulated losses), end of period	$(16,940)	$(13,679)

The following table summarizes the total Common Units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024.

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
Total	3,134,796	$60,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
Total Distributions			$1.82	$85,943
For the Nine Months Ended September 30, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
Total Distributions			$1.84	$67,085
61

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
The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
Total	4,381,359	$83,801
The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
Total	3,139,982	$58,852

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase in Members' Capital from operations	$25,910	$36,971	$82,682	$81,630
Weighted average Common Units outstanding	49,949,722	39,460,275	46,968,123	35,787,336
Basic and diluted earnings (loss) per Common Unit	$0.52	$0.94	$1.76	$2.28
62

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.15	$18.72
Net investment income (loss)	1.92	1.90
Net unrealized and realized gain (loss)(2)	(0.17)	0.36
Net increase (decrease) in net assets resulting from operations	1.75	2.26
Dividends declared	(1.82)	(1.84)
Issuance of common units	—	—
Total increase (decrease) in net assets	(0.07)	0.42
Net asset value, end of period	$19.08	$19.14
Units outstanding, end of period	50,866,395	42,079,982
Weighted average units outstanding	46,968,123	35,787,336
Total return based on net asset value(3)	9.43%	12.54%
Ratio/Supplemental Data:
Members' Capital, end of period	$970,519	$805,480
Ratio of total expenses to average Members’ Capital(4)	11.11%	10.94%
Ratio of net investment income to average Members’ Capital(4)	13.52%	13.63%
Ratio of total contributed capital to total committed capital, end of period	79.50%	73.50%
Asset coverage ratio(5)	191.50%	204.34%
Portfolio turnover rate	14.91%	6.55%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.

(4)	Amounts are annualized except for incentive fees.
(5)	Effective October 14, 2021, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to October 14, 2021, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 act, was at least 200% after such borrowing.
(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
The Company provided written notice (the “Reduction Notice”) of its intent to reduce the amount of the revolving commitment under the CBA Subscription Facility to $75.0 million from $175.0 million. The other terms of the CBA Subscription Facility were not changed. Such reduction in the revolving commitment under the CBA Subscription Facility pursuant to the Reduction Notice was effective as of October 1, 2024.
On October 14, 2024, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 2,619,172 Common Units for an aggregate offering price of $50.0 million. The sale closed on October 28, 2024.
On November 04, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s net investment income for the quarter ending December 31, 2024 per unit, payable on or about January 6, 2025 to unitholders of record as of December 31, 2024.
63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to T Series Middle Market Loan Fund LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Portfolio as of September 30, 2024
We had investments in 163 portfolio companies across 31 industries. Based on fair value, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable interest rate. Weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024.
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
Our portfolio as of September 30, 2024 and December 31, 2023 is presented below:

	As of
	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,981,112	$1,969,466	98.5%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	7,644	7,481	0.4	20,880	15,870	0.9
Other Debt Investments	4,382	4,396	0.2	1,604	1,593	0.1
Equity	19,196	18,649	0.9	14,232	14,325	0.8
Total	$2,012,334	$1,999,992	100.0%	$1,705,090	$1,687,546	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2024	September 30, 2023
New investments committed
Gross principal balance(1)	$200,209	$130,978
Less: Syndications	—	(2,727)
Net new investments committed	$200,209	$128,251
Investments, at cost
Investments, beginning of period	$1,932,697	$1,473,450
New investments purchased	197,583	108,977
Net accretion of discount on investments	2,535	1,393
Payment-in-kind	2,084	889
Net realized gain (loss) on investments	(10,715)	22
Investments sold or repaid	(111,850)	(22,939)
Investments, end of period	$2,012,334	$1,561,792
Principal amount of investments funded
First lien debt	$198,969	$109,088
Second lien debt	—	2,500
Other debt investments	—	—
Equity (2)	470	388
Total	$199,439	$111,976
Amount of investments sold/fully repaid, at principal
First lien debt	$98,652	$5,646
Total	$98,652	$5,646
Number of new investment commitments in portfolio companies	15	13
Number of investment commitments exited or fully repaid	3	1
Weighted average yield on debt investments, at cost(3)	10.9%	11.9%
Weighted average yield on debt investments, at fair value(3)	10.9%	12.1%
Number of portfolio companies	163	118
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.1%

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
(3)	Computed as (a) the annual stated spread, plus applicable reference rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,914,415	95.7	1,649,919	97.8
Risk rating 3	85,577	4.3	21,632	1.3
Risk rating 4	—	—	15,995	0.9
	$1,999,992	100.0%	$1,687,546	100.0%

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$59,775	$46,878	$168,133	$125,718
Less: Total expenses	27,482	21,363	77,913	57,555
Net investment income before taxes	32,293	25,515	90,220	68,163
Less: Excise tax expense	—	—	16	—
Net investment income after taxes	32,293	25,515	90,204	68,163
Net change in unrealized appreciation (depreciation)	4,329	11,431	5,128	13,419
Net realized gain (loss)	(10,712)	25	(12,650)	48
Net increase (decrease) in Members' Capital resulting from operations	$25,910	$36,971	$82,682	$81,630
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$55,768	$44,449	$158,567	$120,624
Payment-in-kind	2,385	863	5,266	1,521
Dividend income	407	334	1,105	844
Other income	1,215	1,232	3,195	2,729
Total Investment Income	$59,775	$46,878	$168,133	$125,718
In the table above, total investment income increased from $46,878 for the three months ended September 30, 2023 to $59,775 for the three months ended September 30, 2024. Total investment income increased from $125,718 for the nine months ended September 30, 2023 to $168,133 for the nine months ended September 30, 2024. The increases were primarily driven by our deployment of capital.

The size of our investment portfolio at amortized cost increased from $1,561,792 as of September 30, 2023 to $2,012,334 as of September 30, 2024. Weighted average asset yield of debt investments at cost decreased from 11.9% at September 30, 2023 to 10.9% as of September 30, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses:
Interest and other financing expenses	$22,308	$17,228	$63,064	$46,382
Management fees	956	888	2,794	2,413
Income based incentive fees	3,000	2,370	8,379	6,331
Professional fees	779	433	1,803	1,287
Directors' fees	51	51	154	154
General and other expenses	388	393	1,719	988
Total expenses	$27,482	$21,363	$77,913	$57,555
Excise tax expense	$—	$—	$16	$—
Interest Expense and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $17,228 and $46,382 for the three and nine months ended September 30, 2023, respectively, to $22,308 and $63,064 for the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $771,940 as of September 30, 2023 to $1,060,675 as of September 30, 2024.
Management Fees
Management fees were $956 and $888 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $2,794 and $2,413 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $3,000 and $2,370 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $8,379 and $6,331 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(10,715)	$22	$(12,655)	$45
Foreign currency and other transactions	3	3	5	3
Net realized gain (loss)	(10,712)	25	(12,650)	48
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,313	11,439	5,125	13,428
Translation of assets and liabilities in foreign currencies	16	(8)	3	(9)
Net change in unrealized appreciation (depreciation)	4,329	11,431	5,128	13,419
Net realized and unrealized gains (losses)	$(6,383)	$11,456	$(7,522)	$13,467
For the nine months ended September 30, 2024, net realized losses on our investments was $12,655, which was primarily due to the restructuring of three portfolio companies.
For the three and nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $4,313 and $5,125 was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $11,439 and $13,428, respectively, was primarily driven changes in spreads in the primary and secondary markets.
See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of September 30, 2024, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2024, we had approximately $51.2 million of cash and cash equivalents, which taken together with our approximately $714.3 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $205.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $291.4 million.
Unregistered Sales of Equity Securities
As of September 30, 2024, we had received aggregate capital commitments of $1,000 million.
For the nine months ended September 30, 2024, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
Total	3,134,796	$60,000

For the nine months ended September 30, 2023, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 and nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
Total Distributions			$1.82	$85,943
For the Nine Months Ended September 30, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
Total Distributions			$1.84	$67,085
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
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
Total	4,381,359	$83,801
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
Total	3,139,982	$58,852

Debt
Our outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$175,000	$96,500	$78,500	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	420,815	179,185	600,000	355,241	244,759
BNP Funding Facility	500,000	193,500	306,500	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	349,860	150,140	500,000	136,000	364,000
Total	$1,775,000	$1,060,675	$714,325	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6.6 million and 6.6 million.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
We provided written notice (the “Reduction Notice”) of our intent to reduce the amount of the revolving commitment under the CBA Subscription Facility to $75.0 million from $175.0 million. The other terms of the CBA Subscription Facility were not changed. Such reduction in the revolving commitment under the CBA Subscription Facility pursuant to the Reduction Notice was effective as of October 1, 2024.
On October 14, 2024, we delivered a capital drawdown notice to our unitholders relating to the sale of approximately 2,619,172 Common Units for an aggregate offering price of $50.0 million. The sale closed on October 28, 2024.
On November 04, 2024, our Board of Directors declared a distribution equal to an amount up to our net investment income for the quarter ending December 31, 2024 per unit, payable on or about January 6, 2025 to unitholders of record as of December 31, 2024.
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
As of September 30, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$59,858	$(31,820)	$28,038
Up 200 basis points	$39,905	$(21,214)	$18,691
Up 100 basis points	$19,953	$(10,607)	$9,346
Up 25 basis points	$4,988	$(2,652)	$2,336
Down 25 basis points	$(4,988)	$2,652	$(2,336)
Down 100 basis points	$(19,953)	$10,607	$(9,346)
Down 200 basis points	$(39,905)	$21,214	$(18,691)
Down 300 basis points	$(59,858)	$31,820	$(28,038)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in the Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on August 1, 2024 for issuance of our Common Units during the three months ended September 30, 2024. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1
Amendment No. 2 to Loan and Security Agreement dated as of August 21, 2024, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as Parent and Servicer, the Lenders party thereto, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, and BNP Paribas, National Association, as Administrative Agent.(1)

10.2	Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 26, 2024. (2)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith
** Furnished herewith.
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on August 27, 2024 (File No. 814-01453).
(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on October 1, 2024 (File No. 814-01453).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: November 13, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)