Form 10-K
period 2024-12-31
T Series Middle Market Loan Fund LLC
filed 2025-03-06
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2024, there was no established public market for the registrant’s limited liability company units. The number of the registrant’s limited liability company common units outstanding at March 6, 2025 was 56,756,176.

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

•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the other MS BDCs, even during periods of financial distress;
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
•the term “Common Units” or “Units” refers to our common units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2024.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
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
•disruptions related to tariffs and other trade or sanctions issues;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market” companies refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
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
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors.
We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current economic environment, and deal flow.
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
The Adviser
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European private credit and tactical credit

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS
BDCs, and managed approximately $23.5 billion in committed capital1 as of February 1, 2025.
MS Private Credit’s primary areas of focus include:
•Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2025, Direct Lending managed approximately $20.5 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2025, Opportunistic Credit managed approximately $3.0 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and a member of our Board of Directors. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
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
Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions – Institutional Securities Group, or ISG, Wealth Management, or WM, and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2024, IM managed approximately $1.7 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated October 19, 2021 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved in August 2024.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. See “ — Administration Agreement” below for a discussion of the expenses (subject to the review and approval of our Independent Directors (as defined below) that we reimburse to the Administrator.
Investments
As of December 31, 2024, we had investments in 172 portfolio companies across 32 industries. Based on fair value as of December 31, 2024, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors for the applicable reference rate. As of December 31, 2024, our weighted average total yield of investments in debt securities at amortized cost was 10.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.

Investment Strategy
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
We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and for the avoidance of doubt, investments in such sectors is separate and apart from ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans, and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.
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
Market Opportunity
We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 23% as of June 30, 2024.
•Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.
•Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $627 billion of middle-market loans with maturities between the first quarter of 2025 and the third quarter of 2030 that will likely require a refinancing event.
•Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.0 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to a series of structural and market factors. Although leveraged buyout activity has remained subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
•Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•Floating Rate: We believe that the Company is well positioned in the current elevated interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•Covenants: We believe that the middle market loans that we expect will comprise a meaningful portion of our debt investment portfolio often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 100 - 250 basis points of incremental spread premium over broadly syndicated loans on average.
We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. Since 1995, middle-market loans have produced higher returns, lower default rates, and higher cumulative recovery rates which resulted in lower cumulative loss rates

Competitive Advantages
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
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 23 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of 25 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on the significant number of lending opportunities with middle-market companies through relationships established by the Firm.
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
The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include but not limited to whether the borrower has formal ESG and compliance policies, type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, nuclear energy) and hiring practices. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
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
Portfolio Management
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
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — MS Credit Partners Holdings Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities. See “—Investments by Morgan Stanley and its Affiliated Investment Accounts.”
We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, as applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. See “—Co-Investment Transactions.”
Investments by Morgan Stanley and Its Affiliated Investment Accounts
Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with us. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with us.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser expects to enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.
To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of our portfolio company. Such investment could create a conflict between us, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit funds.

It should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, including the MS BDCs, and accordingly Morgan Stanley’s investment in us may not be a determining factor in the outcome of any of the foregoing conflicts. Nothing herein restricts or in any way limits the activities of Morgan Stanley, including its ability to buy or sell interests in, or provide financing to, equity and/or debt instruments, funds or portfolio companies, for its own accounts or for the accounts of Affiliated Investment Accounts or other investment funds or clients in accordance with applicable law.
To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its unitholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.
Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “ Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”
Co-Investment Transactions
Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.
Investment opportunities for all other Affiliated Investment Accounts not advised by our Adviser, which may include proprietary accounts of Morgan Stanley, are allocated in accordance with their respective investment advisers’ and Morgan Stanley’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley.
With respect to co-investment transactions conducted under the Order, initial internal allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, or the Internal Order, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. If we invest in a transaction under the Order and, immediately before the submission of the order for us and the other participating Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, the opportunity is oversubscribed, it will generally be allocated on a pro rata basis based on Internal Order’s size. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions described in the Order. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.
All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among us and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley.
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 203.00% and 194.00%, respectively.
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

Investment Advisory Agreement

We entered into an investment advisory agreement with our Adviser on October 19, 2021 (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement was most recently re-approved in August 2024. For more information, see — Investment Advisory Agreement” below.
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
Administration Agreement

We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently re-approved in August 2024.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs.
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
•We will need to raise additional capital to grow because we must distribute most of our income.
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
•We may be subject to risks associated with our investments in the commercial services and supplies industry.
•The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
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
•Inflation could adversely impact our portfolio companies and our results of our operations.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks.
•Our investments in securities or assets of publicly traded s companies are subject to the risks inherent in investing in public companies.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our investments in OID and PIK instruments may expose us to investment risk.
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
•Our unitholders may receive shares of our Common Units as dividends, which could result in adverse tax consequences to them.
•We may in the future determine to issue preferred units, which could adversely affect the value of our Common Units.
•The net asset value of our Common Units may fluctuate significantly.
•Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.
•Our unitholders may experience dilution in their ownership percentage.
•Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
We and the Adviser each recognize the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each unitholder’s investment in us.
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
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2021, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2025.

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
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s units would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the other MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. The Adviser and/or one or more of its affiliates may enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, and subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
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
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser.
Additional leverage would magnify positive returns, if any, on our portfolio, and our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average return on our portfolio. The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. Thus, if we incur additional leverage, our Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our unitholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our unitholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
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
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating a liquidity event in the future. We currently do not expect to complete a liquidity event within any specific time period, if at all, and we do not intend to undertake an Exchange Listing. If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders. Furthermore, even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for our Common Units or otherwise complete a liquidity event, investors may not receive a return of all of their invested capital as units of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Common Unit may decline. We cannot predict whether our Common Units, if listed on a national securities exchange, would trade at, above or below net asset value.
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
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid as distributions for U.S. federal income tax purposes, to our unitholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Units as of December 31, 2024 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2024 (1)	(27.5)%	(17.4)%	(7.3)%	2.8%	13.0%
(1) Assumes $2.1 billion in total assets, $1.0 billion in debt outstanding and $1.0 billion in net assets as of December 31, 2024 , and an average cost of funds of 7.49%, which is our weighted average interest rate excluding unused fees and financing costs.
Based on our outstanding indebtedness of $1.0 billion as of December 31, 2024 and the effective weighted average annual interest rate of 7.49% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of 3.60% at least to cover annual interest payments on the outstanding debt.
We are subject to risks associated with our Credit Facilities.
On November 5, 2021, we entered into a revolving credit agreement with the Company, as borrower, and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (as amended, restated or otherwise modified from time to time, the “CBA Subscription Facility”).
On March 7, 2022, T Series Financing SPV LLC, our wholly owned subsidiary, or Financing SPV, entered into a credit and security agreement with Financing SPV, as the borrower, the lenders party thereto, Barclays Bank PLC, as the administrative agent for the lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary (as amended, restated, supplemented or otherwise modified from time to time, the “Barclays Funding Facility”).
On October 12, 2022, T Series Financing II SPV LLC, our wholly owned subsidiary, or Financing SPV II, entered into a revolving credit and security agreement with Financing SPV II, as the borrower, BNP Paribas, as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “BNP Funding Facility”).
On February 23, 2023, T Series Financing SPV III, our wholly owned subsidiary, or Financing SPV III, entered into the loan and security agreement with Financing SPV III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Funding Facility”).
We anticipate that we or a wholly owned and consolidated subsidiary of ours may also enter into one or more additional senior subscription facilities and/or secured revolving credit facilities of the Company or any subsidiary in the future (together with the CBA Subscription Facility, the Barclays Funding Facility, the BNP Funding Facility and the JPM Funding Facility, each a “Credit Facility” and together, the “Credit Facilities”).
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

In addition to regulatory limitations on our ability to raise capital, our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations under such agreements, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing agreements.
Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. These financing agreements may also include customary cross-default provisions, and if the indebtedness is accelerated, we may be unable to repay or finance the amounts due.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly-owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth any Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any Credit Facility.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5: Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s (as defined below) assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without unitholder approval However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our Common Units. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Inflation could adversely impact our portfolio companies and our results of our operations.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay distributions on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Our investments in securities or assets of publicly traded s companies are subject to the risks inherent in investing in public companies.
We may invest a portion of our portfolio in publicly traded companies. In such investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2024, approximately 44% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
The lack of liquidity in our investments may adversely affect our business.
Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
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
Our investments in OID and PIK instruments may expose us to investment risk.
To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG, events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
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
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets, other than entities wholly owned by us.
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
Our Common Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our Board of Directors in which our unitholders will receive cash or units of a listed company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser with either an internal or external management structure. We do not intend to list our Common Units on a national securities exchange.
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
We intend to make periodic distributions to our common unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. To the extent we make distributions to holders of Common Units that include a return of capital, such portion of the distribution essentially constitutes a return of the common unitholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s taxable gain or reduce an investor’s loss upon the future sale of our Common Units. A return of capital distribution may cause a common unitholder to recognize a capital gain from the sale of our Common Units even if the common unitholder sells its Common Units for less than the original purchase price.
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
Our unitholders may receive shares of our Common Units as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the unitholder in the same manner as a cash dividend, even though most of the dividend was paid in Common Units. We do not currently intend to pay dividends in Common Units.
We may in the future determine to issue preferred units, which could adversely affect the value of our Common Units.
The issuance of preferred units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred units could make an investment in our Common Units less attractive. In addition, the distributions on any preferred units we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred units must take preference over any distributions or other payments to holders of Common Units, and holders of preferred units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred units that converts into Common Units). In addition, under the 1940 Act, preferred units would constitute a “senior security” for purposes of the 150% asset coverage test.

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
•inability of the Adviser to employ additional experienced investment professionals departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors;
•escalation of tensions and conflicts in Europe and elsewhere, including Ukraine and Russia and the Middle East, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.
We have an “opt out” DRIP pursuant to which unitholders will have their cash distributions automatically reinvested in additional Common Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Common Units over time. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”
Our unitholders may experience dilution in their ownership percentage.
Our unitholders do not have preemptive rights to purchase any Common Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Units and the value of our investments, you may also experience dilution in the book value and fair value of your Common Units.
Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
The 1940 Act requires that holders of any preferred units that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any preferred units we may issue in the future, if distributions paid upon our preferred units are unpaid in an amount equal to at least two years of distributions, the holders of our preferred units will be entitled to elect a majority of our Board of Directors. Holders of our preferred units may have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Common Units.

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
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.
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

Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from software bugs, server malfunctions, software or hardware failure or other accidental technological failure. For example, human error has led to the loss of Morgan Stanley’s physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, Morgan Stanley, its third party-providers and its clients continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
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
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
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
We are subject to risks associated with artificial intelligence and machine learning technology .
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
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
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
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
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and unitholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to the Firm and the Company, to further inform the design of the Cybersecurity Program.
To assess the efficacy of Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.
When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to
57

review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, key elements of the Cybersecurity Program are subject to a review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company’s Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Cyber, Technology, and Information Security Non-Financial Risk, (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, CISO and Operational Risk functions, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Morgan Stanley board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.
In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The
58

BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
59

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
Holders
As of March 6, 2025, we had 2 holders of record of our Common Units.
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
Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common units under our DRIP. See “Item 1. Business—Dividend Reinvestment Plan.”

60

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2024 (dollar amount in thousands):

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
October 03, 2024	1,537,393	29,333
Total	5,918,752	$113,134
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829
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
61

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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iii) other operating expenses as detailed below:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	As of
	December 31, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,016,560	$1,997,629	98.4%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	7,733	7,771	0.4	20,880	15,870	0.9
Other Debt Investments	4,494	4,527	0.2	1,604	1,593	0.1
Equity	19,814	19,829	1.0	14,232	14,325	0.8
Total	$2,048,601	$2,029,756	100.0%	$1,705,090	$1,687,546	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost(3)	10.3%	11.9%
Weighted average yield on debt and income producing investments, at fair value(3)	10.4%	12.0%
Number of portfolio companies	172	126
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.1%
Weighted average 12-month EBITDA	$174.3	$174.2
Median 12-month EBITDA	91.2	89.7
Weighted average net leverage through tranche(4)	6.1x	6.2x
Weighted average interest coverage(5)	1.5x	1.4x
Weighted average loan to value(6)	40.6%	42.9%
Percentage of debt investments with one or more financial covenants	55.7%	62.7%
Percentage of our debt investments that are sponsor backed	99.9%	99.4%
Percentage of loans and other debt in support of LBOs and acquisitions	66.3%	74.3%
Percentage of our debt portfolio subject to business cycle volatility	6.2%	6.8%
Percentage of our total portfolio on non-accrual, at cost	0.9%	1.3%
Average position size of our investments	$11.80	$13.39

(1) Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2)    Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4) Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue
(5)    Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(6)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
New investments committed
Gross principal balance(1)	$719,567	$606,153	$1,053,408
Less: Syndications	—	42,510	—
Net new investments committed	$719,567	$563,643	$1,053,408
Investments, at cost
Investments, beginning of period	$1,705,090	$1,264,933	$364,398
New investments purchased	641,206	605,670	943,076
Net accretion of discount on investments	8,242	5,837	2,942
Payment-in-kind	8,974	3,515	969
Net realized gain (loss) on investments	(12,643)	60	74
Investments sold or repaid	(302,268)	(174,925)	(46,526)
Investments, end of period	$2,048,601	$1,705,090	$1,264,933
Principal amount of investments funded
First lien debt	$645,059	$614,718	$940,055
Second lien debt	—	4,356	14,518
Other debt investments	2,649	—	—
Equity (2)	549	908	7,704
Total	$648,257	$619,982	$962,277
Amount of investments sold/fully repaid, at principal
First lien debt	$227,092	$81,285	$18,634
Second lien debt	3,300	—	—
Other securities	—	—	—
Total	$230,392	$81,285	$18,634

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024		December 31, 2023
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,948,548	96.0	1,649,919	97.8
Risk rating 3	67,300	3.3	21,632	1.3
Risk rating 4	13,908	0.7	15,995	0.9
	$2,029,756	100.0%	$1,687,546	100.0%

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2024	December 31, 2023
Total investment income	$224,794	$176,538
Less: Total expenses	103,322	79,958
Net investment income before taxes	121,472	96,580
Less: Excise tax expense	176	92
Net investment income after taxes	121,296	96,488
Net change in unrealized appreciation (depreciation)	(850)	13,005
Net realized gain (loss)	(12,637)	67
Net increase (decrease) in Members' Capital resulting from operations	$107,809	$109,560
Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Investment income:
Interest income	$211,437	$168,475
Payment-in-kind	7,795	2,669
Dividend income	1,506	1,145
Other income	4,056	4,249
Total Investment Income	$224,794	$176,538
In the table above, total investment income increased from $176,538 for the year ended December 31, 2023 to $224,794 for the year ended December 31, 2024. The increase were primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $1,705,090 as of December 31, 2023 to $2,048,601 as of December 31, 2024. This was partially offset by a decrease in our weighted average yield at cost and fair value to 10.3% and 10.4% at December 31, 2024 from 11.9% and 12.0% at December 31, 2023, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Expenses
Expenses were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Expenses:
Interest and other financing expenses	$82,897	$64,313
Management fees	3,819	3,331
Income based incentive fees	11,269	8,963
Professional fees	2,761	1,930
Directors' fees	207	208
General and other expenses	2,369	1,213
Total expenses	$103,322	$79,958
Excise tax expense	$176	$92
Interest Expense and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $64,313 for the year ended December 31, 2023 to $82,897 for the year ended December 31, 2024. The increase was primarily due to higher average borrowings outstanding over time. Our debt outstanding (at par) increased from $881,241 as of December 31, 2023 to $1,013,941 as of December 31, 2024.
Management Fees
Management fees were $3,819 and $3,331 for the year ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $11,269 and $8,963 for the year ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2024	December 31, 2023
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(12,643)	$60
Foreign currency and other transactions	6	7
Net realized gain (loss)	(12,637)	67
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(798)	13,003
Translation of assets and liabilities in foreign currencies	(52)	2
Net change in unrealized appreciation (depreciation)	(850)	13,005
Net realized and unrealized gains (losses)	$(13,487)	$13,072
For the year ended December 31, 2024, net realized losses on our investments was $12,643, which was primarily due to the restructuring of three portfolio companies.
For the year ended December 31, 2024, net change in unrealized depreciation on our investments of $798 was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.
For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $13,003, respectively, was primarily driven changes in spreads in the primary and secondary markets.
See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

For the years ended December 31, 2023 and December 31, 2022
A comparison of the fiscal years ended December 31, 2023 and December 31, 2022 can be found in our Form 10-K for the fiscal year ended December 31, 2023 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of December 31, 2024, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2024, we had approximately $48.6 million of cash and cash equivalents, which taken together with our approximately $661.1 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $155.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $269.3 million.
Unregistered Sales of Equity Securities
As of December 31, 2024, we had received aggregate capital commitments of $1,000 million.
For the year ended December 31, 2024, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
October 28, 2024	2,619,172	50,000
Total	5,753,968	$110,000
For the December 31, 2023, we issued capital calls to our unitholders. As a result, the total Common Units issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements were as follows:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2024 and December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957
For the Year Ended December 31, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829

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
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the year ended December 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
October 03, 2024	1,537,393	29,333
Total	5,918,752	$113,134
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the December 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
October 03, 2023	1,270,258	24,313
Total	4,410,240	$83,165

Debt
Our outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$75,000	$13,000	$62,000	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	435,288	164,712	600,000	355,241	244,759
BNP Funding Facility	500,000	215,000	285,000	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	350,653	149,347	500,000	136,000	364,000
Total	$1,675,000	$1,013,941	$661,059	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0, Euros (EUR) of 557 and 0, and British Pound Sterling (GBP) of 186 and 0, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On February 27, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 4, 2025 to Unitholders of record as of March 29, 2025.
On March 4, 2025, the Company provided written notice (the “Payoff and Termination Letter”) to terminate the CBA Subscription Facility. In connection with the Payoff and Termination Letter, the Company terminated $75.0 million of revolving commitments under the CBA Subscription Facility.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part II, Item 8 of this report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$60,882	$(30,418)	$30,464
Up 200 basis points	$40,588	$(20,279)	$20,309
Up 100 basis points	$20,294	$(10,139)	$10,155
Up 25 basis points	$5,073	$(2,535)	$2,538
Down 25 basis points	$(5,073)	$2,535	$(2,538)
Down 100 basis points	$(20,294)	$10,139	$(10,155)
Down 200 basis points	$(40,588)	$20,279	$(20,309)
Down 300 basis points	$(60,882)	$30,418	$(30,464)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period then ended, the financial highlights for each the three years ended December 31, 2024 and the period from September 14, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, cash flows for each of the three years in the period then ended, the financial highlights for each the three years ended December 31, 2024 and the period from September 14, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY
March 6, 2025
We have served as the Company's auditor since 2021.

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,048,601 and $1,705,090)	$2,029,756	$1,687,546
Cash and cash equivalents	48,590	45,064
Deferred financing costs	14,750	12,626
Interest and dividend receivable from non-controlled/non-affiliated investments	15,083	13,025
Receivable for investments sold/repaid	315	156
Prepaid expenses and other assets	327	24
Total assets	2,108,821	1,758,441

Liabilities
Debt	1,013,941	881,241
Payable to affiliates (Note 3)	127	1,479
Dividends payable	33,014	27,744
Management fees payable	1,025	919
Income based incentive fees payable	2,889	2,632
Interest and other financing costs payable	12,996	12,445
Accrued expenses and other liabilities	2,864	2,002
Total liabilities	1,066,856	928,462

Commitments and contingencies (Note 7)

Members' Capital
Common units (55,022,961 and 43,350,240 common units issued and outstanding)	$55	$43
Paid-in capital in excess of par value	1,066,763	843,615
Total distributable earnings (loss)	(24,853)	(13,679)
Total members' capital	$1,041,965	$829,979
Total liabilities and members' capital	$2,108,821	$1,758,441
Net asset value per unit	$18.94	$19.15

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$211,437	$168,475	$70,696
Payment-in-kind	7,795	2,669	446
Dividend income	1,506	1,145	672
Other income	4,056	4,249	2,515
Total investment income	224,794	176,538	74,329
Expenses:
Interest and other financing expenses	82,897	64,313	21,816
Management fees	3,819	3,331	1,870
Income based incentive fees	11,269	8,963	4,129
Professional fees	2,761	1,930	1,283
Organization & offering cost	—	—	111
Directors' fees	207	208	205
General and other expenses	2,369	1,213	389
Total expenses	103,322	79,958	29,803
Net investment income before taxes	121,472	96,580	44,526
Excise tax expense	176	92	77
Net investment income after taxes	121,296	96,488	44,449

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(12,643)	60	74
Foreign currency and other transactions	6	7	(6)
Net realized gain (loss)	(12,637)	67	68
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(798)	13,003	(31,003)
Translation of assets and liabilities in foreign currencies	(52)	2	9
Net change in unrealized appreciation (depreciation)	(850)	13,005	(30,994)
Net realized and unrealized gain (loss)	(13,487)	13,072	(30,926)
Net increase (decrease) in members' capital resulting from operations	$107,809	$109,560	$13,523

Net investment income (loss) per unit (basic and diluted)	$2.49	$2.56	$2.29
Earnings (loss) per unit (basic and diluted)	$2.21	$2.91	$0.70
Weighted average units outstanding:	48,791,217	37,686,642	19,376,645

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands and per unit amount)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Members' Capital at beginning of period:	$829,979	$582,083	$234,730
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	121,296	96,488	44,449
Net realized gain (loss)	(12,637)	67	68
Net change in unrealized appreciation (depreciation)	(850)	13,005	(30,994)
Net increase (decrease) in members’ capital resulting from operations	107,809	109,560	13,523

Distributions to unitholders from:
Distributable earnings	(118,957)	(94,829)	(41,918)
Total distributions to unitholders	(118,957)	(94,829)	(41,918)

Capital transactions:
Issuance of common units	110,000	150,000	350,000
Reinvestment of dividends	113,134	83,165	25,748
Net increase in Members' Capital resulting from capital transactions	223,134	233,165	375,748
Total increase (decrease) in Members' Capital	211,986	247,896	347,353
Members' Capital at end of period	$1,041,965	$829,979	$582,083
Distributions per share	$2.42	$2.48	$2.01

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$107,809	$109,560	$13,523
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	798	(13,003)	31,003
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	52	(2)	(9)
Net realized (gain) loss on investments	12,643	(60)	(74)
Net realized (gain) loss on foreign currency transactions	(6)	(7)	6
Net accretion of discount and amortization of premium on investments	(8,242)	(5,837)	(2,942)
Payment-in-kind interest and dividend capitalized	(8,974)	(3,515)	(969)
Amortization of deferred financing costs	3,979	3,021	1,458
Amortization of deferred offering costs	—	—	86
Purchases of investments and change in payable for investments purchased	(641,205)	(605,670)	(943,076)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	302,107	175,295	46,044
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,058)	(4,293)	(8,010)
(Increase) decrease in prepaid expenses and other assets	(303)	(3)	131
(Decrease) increase in payable to affiliates	(1,352)	403	382
(Decrease) increase in management fees payable	106	266	558
(Decrease) increase in incentive fees payable	257	993	1,639
(Decrease) increase in interest payable	551	5,844	5,372
(Decrease) increase in accrued expenses and other liabilities	864	775	655
Net cash provided by (used in) operating activities	(232,974)	(336,233)	(854,223)

Cash flows from financing activities:
Borrowings on debt	412,699	433,500	1,116,788
Repayments on debt	(279,500)	(229,000)	(654,500)
Proceeds from issuance of Common Units	110,000	150,000	350,000
Deferred financing costs paid	(6,103)	(9,244)	(6,095)
Tax withholding paid	(552)	(427)	(78)
Offering costs paid	—	—	(26)
Net cash provided by (used in) financing activities	236,544	344,829	806,089
Net increase (decrease) in cash and cash equivalents	3,570	8,596	(48,134)
Effect of foreign exchange rate changes on cash	(44)	9	(4)
Cash and cash equivalents, at beginning of period	45,064	36,459	84,597
Cash and cash equivalents, at end of period	$48,590	$45,064	$36,459

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$106	$77	$2
Accrued but unpaid dividends	$33,014	$27,744	$16,507
Interest and financing costs paid	$82,346	$55,427	$15,120
Dividend reinvestments	$113,134	$83,165	$25,748
Accrued but unpaid deferred financing costs	$—	$1,078	$—
Non-cash purchases of investments	$(15,370)	$—	$—
Non-cash sales of investments	$15,370	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	375	$368	$375	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	18,234	17,980	18,234	1.75
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(30)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(32)	—	—
								18,286	18,609	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	10,296	10,180	10,296	0.99
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	333	326	326	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	31	30	30	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	15	14	14	—
								10,550	10,666	1.02
Automobile Components
Continental Battery Company	(5) (6) (11) (12)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	6,473	6,415	4,571	0.44
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	12,137	11,878	12,137	1.16
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,220	1,165	1,220	0.12
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	561	529	561	0.05
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	11,291	11,085	10,929	1.05
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	2,693	2,632	2,528	0.24
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	600	563	523	0.05
								34,267	32,469	3.12
Automobiles
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	13,977	13,870	13,926	1.34
ARI Network Services, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	14	14	14	—
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	6,354	6,242	6,279	0.60
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	1,861	1,812	1,818	0.17
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	154	137	142	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	15,441	15,293	15,429	1.48
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(19)	(2)	—
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	62	61	62	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	979	967	946	0.09
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	195	193	193	0.02
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	47	42	41	—
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	—	—	—
								38,612	38,848	3.73

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Biotechnology
GraphPad Software, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	17,567	$17,484	$17,567	1.69%
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	440	419	440	0.04
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(8)	—	—
								17,895	18,007	1.73
Building Products
Project Potter Buyer, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	8,038	8,038	8,038	0.77
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								8,038	8,038	0.77
Chemicals
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	26,654	26,295	26,181	2.51
Tank Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	868	846	863	0.08
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	—	(15)	(26)	—
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	7,808	7,715	7,421	0.71
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	638	632	584	0.06
								35,473	35,023	3.36
Commercial Services & Supplies
Atlas Us Finco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	16,993	16,660	16,993	1.63
Atlas Us Finco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—	(11)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	8,385	7,965	7,219	0.69
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	2,475	2,452	2,462	0.24
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(10)	(13)	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(5)	(3)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	3,529	3,495	3,529	0.34
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	265	259	265	0.03
Encore Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.68%	11/23/2028	1,208	1,195	1,204	0.12
Encore Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.68%	11/23/2028	3,460	3,413	3,436	0.33
Encore Holdings, LLC	(5) (17)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—	(3)	(1)	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	396	392	391	0.04
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	65	64	64	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	—	(1)	(1)	—
FLS Holding, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	20,088	19,830	17,947	1.72
FLS Holding, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	4,710	4,650	4,208	0.40
FLS Holding, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	961	942	756	0.07

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)		Cost(4)	Fair Value	Percentage of Net Assets
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	2,654		$2,610	$2,653	0.25%
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	4,348		4,238	4,311	0.41
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—		(8)	—	—
Hercules Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	478		458	462	0.04
HSI Halo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	14,642		14,503	14,642	1.41
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	453		441	453	0.04
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—		(16)	—	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	2,974		2,903	2,974	0.29
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	280		272	280	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—		(9)	—	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	19,246		19,000	19,246	1.85
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	951		937	950	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—		(13)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	8,775		8,775	8,775	0.84
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	1,251		1,228	1,251	0.12
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	152		141	152	0.01
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	1,591		1,575	1,591	0.15
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(4)	—	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(2)	—	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028	24,240		23,930	24,240	2.33
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.18%	12/08/2027	—		(28)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	1,096		1,070	1,096	0.11
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	319	230	222	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	—		(3)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2028	176		172	176	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2028	C$	13	9	9	—
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2034	580		290	376	0.04
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2036	1,686		—	—	—
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027	2,138		2,138	2,138	0.21
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027	1,095		1,095	1,095	0.11
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	16,769		16,568	16,769	1.61
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	1,636		1,604	1,636	0.16

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	—	$(26)	$—	—%
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	2,545	2,521	2,545	0.24
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(4)	—	—
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(5)	—	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,993	1,974	1,993	0.19
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	77	74	77	0.01
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	33,999	33,728	33,999	3.26
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	999	988	999	0.10
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—	—	—	—
								204,637	203,566	19.54
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	8,652	8,496	8,589	0.82
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(23)	(9)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	7,963	7,853	7,042	0.68
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	2,944	2,875	2,944	0.28
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	1,205	1,167	1,205	0.12
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.53%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	6,683	6,650	6,683	0.64
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(5)	—	—
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(4)	—	—
								26,999	26,454	2.54
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	2,553	2,531	2,540	0.24
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	332	326	329	0.03
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(2)	(2)	—
								2,855	2,867	0.28
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	27,035	26,688	25,072	2.41
Distributors
48Forty Solutions, LLC	(5) (6) (9)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	25,243	24,946	16,310	1.57
48Forty Solutions, LLC	(5) (6) (17)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	1,686	1,646	298	0.03
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,899	1.53
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	10,154	10,003	10,154	0.97
Avalara, Inc.	(5) (17)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(14)	—	—
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	7,476	7,350	7,476	0.72
Bradyplus Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	47	44	47	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	31,327	$31,023	$31,327	3.01%
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(3)	—	—
								91,744	81,511	7.82
Diversified Consumer Services
Any Hour, LLC	(5) (10)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	10,622	10,475	10,509	1.01
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	301	278	268	0.03
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	748	727	732	0.07
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	2,867	2,817	2,837	0.27
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	22,212	21,847	22,212	2.13
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	5,287	5,183	5,287	0.51
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	1,190	1,164	1,190	0.11
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	943	934	943	0.09
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	11,375	11,268	11,375	1.09
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(10)	—	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(13)	—	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,074	1,055	1,074	0.10
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(3)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	31	28	31	—
FPG Intermediate Holdco, LLC	(5) (6) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	10,458	10,353	8,320	0.80
FPG Intermediate Holdco, LLC	(5) (6) (17)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	254	254	254	0.02
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	21,183	21,083	20,080	1.93
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	16,399	16,218	16,399	1.57
Lightspeed Solution, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,082	1,068	1,082	0.10
LUV Car Wash Group, LLC	(5) (6) (9)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,084	9,046	9,084	0.87
Magnolia Wash Holdings	(5) (6) (11)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	6,835	6,744	6,199	0.59
Magnolia Wash Holdings	(5) (6) (9)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	1,449	1,430	1,314	0.13
Magnolia Wash Holdings	(5) (6) (17)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	183	179	152	0.01
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	1,306	1,294	1,306	0.13
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(2)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	1,656	1,620	1,656	0.16
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	3,197	3,125	3,196	0.31

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	383	$374	$383	0.04%
								128,534	125,883	12.08
Electrical Equipment
Spark Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	938	924	924	0.09
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
								918	918	0.09
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	12,713	12,551	9,429	0.90
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	841	831	624	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	20,697	20,390	20,697	1.99
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	9,056	8,915	9,056	0.87
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	—	(27)	—	—
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	2,486	2,435	2,486	0.24
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	1,800	1,584	1,584	0.15
Infinite Bidco, LLC	(5) (8) (9)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	2,500	2,209	2,122	0.20
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50%PIK)	10.33%	12/05/2030	23,873	23,489	23,711	2.28
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(37)	(32)	—
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(59)	(27)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	1,474	1,459	1,459	0.14
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	—
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(3)	(3)	—
								73,736	71,105	6.82
Financial Services
Applitools, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	8,356	8,277	8,284	0.80
Applitools, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(10)	(8)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	957	935	957	0.09
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,651	3,577	3,651	0.35
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(5)	—	—
GC Waves Holdings, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	9,020	8,929	8,951	0.86
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	534	446	500	0.05
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(6)	(3)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
MAI Capital Management Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,930	$1,911	$1,930	0.19%
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	361	354	361	0.03
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	57	53	57	0.01
PMA Parent Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,102	2,071	2,071	0.20
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(2)	(2)	—
RFS Opco, LLC	(5) (8) (10)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	3,990	3,953	3,975	0.38
RFS Opco, LLC	(5) (8) (17)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	180	172	176	0.02
SitusAMC Holdings Corp.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	21,935	21,805	21,935	2.11
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	4,286	4,228	4,286	0.41
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	536	525	536	0.05
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	107	104	107	0.01
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	23,040	22,666	22,704	2.18
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	571	541	542	0.05
								80,524	81,010	7.77
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	13,712	13,518	13,603	1.31
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(59)	(68)	(0.01)
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(71)	(40)	—
								13,388	13,495	1.30
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	16,406	16,042	16,289	1.56
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	3,055	3,003	3,050	0.29
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(7)	(1)	—
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(10)	(1)	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	8,699	8,549	8,699	0.83
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(15)	—	—
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(23)	—	—
								27,539	28,036	2.69
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	20,073	19,713	19,981	1.92
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(4)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	20,442	20,162	20,285	1.95
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,254	3,210	3,229	0.31
Gateway US Holdings, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	5,220	5,191	5,220	0.50
Gateway US Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	1,471	1,465	1,471	0.14

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	$(1)	$—	—%
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	5,906	5,881	5,906	0.57
Heartland Veterinary Partners, LLC	(5) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	2,656	2,628	2,656	0.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	13,374	13,319	13,374	1.28
Heartland Veterinary Partners, LLC	(5) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,033	1,022	1,033	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(5)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	7,283	7,206	7,283	0.70
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	31	30	31	—
Imagine 360, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	6,079	6,021	6,079	0.58
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(4)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(5)	—	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	12,965	12,785	12,562	1.21
Intelerad Medical Systems Incorporated	(5) (6) (13)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	894	887	866	0.08
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	4,040	4,002	4,028	0.39
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(8)	(5)	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(6)	(2)	—
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	7,787	7,700	7,774	0.75
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	15,747	15,544	15,720	1.51
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	1,749	1,699	1,687	0.16
Pareto Health Intermediate Holdings, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	24,406	24,007	24,406	2.34
Pareto Health Intermediate Holdings, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	—	—	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	—	(2)	(2)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(40)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	16,402	15,885	16,389	1.57
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	6,088	6,035	6,088	0.58
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	4,255	4,214	4,255	0.41
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	1,079	1,061	1,077	0.10
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	2,659	2,631	2,659	0.26
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	9,611	9,611	9,611	0.92
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	995	971	995	0.10

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								$192,801	$194,656	18.68%
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	20,076	19,815	20,076	1.93
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(11)	—	—
								19,804	20,076	1.93
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	19,320	19,151	19,293	1.85
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	315	304	314	0.03
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	—	(14)	(2)	—
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	34,831	34,347	34,469	3.31
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	8.11%	08/13/2029	6,554	6,684	6,716	0.64
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	—	(17)	(13)	—
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	08/14/2028	—	(44)	(38)	—
Raptor Merger Sub Debt, LLC	(7) (11)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	31,907	31,206	31,801	3.05
Raptor Merger Sub Debt, LLC	(7) (17)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	488	435	480	0.05
								92,052	93,020	8.93
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	29,249	28,813	29,249	2.81
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	1,809	1,788	1,809	0.17
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	08/31/2028	—	(45)	—	—
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,707	1,677	1,690	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	6,293	6,157	6,293	0.60
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	8,228	8,109	8,228	0.79
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(10)	—	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	11,974	11,797	11,974	1.15
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	10,240	10,169	10,240	0.98
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	36	31	36	—
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	12,630	12,562	12,575	1.21
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	114	112	112	0.01
High Street Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.64%	04/14/2028	26,526	26,164	26,524	2.55
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	6,860	6,742	6,860	0.66
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	8,430	8,268	8,430	0.81
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(21)	—	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	29,636	29,636	29,636	2.84
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	09/08/2027	12,478	12,353	10,695	1.03

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.48%	10/14/2028	4,441	$4,384	$4,441	0.43%
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	3,379	3,334	3,379	0.32
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	14,050	13,944	14,047	1.35
RSC Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.15%	11/01/2029	23,224	23,080	23,224	2.23
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.15%	11/01/2029	770	762	770	0.07
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.34%	04/03/2028	37,688	37,262	37,615	3.61
247,068	247,827	23.78
Interactive Media & Services
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	4,619	4,564	4,421	0.42
IT Services
Apollo Acquisition, Inc.	(5) (10)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	3,359	3,326	3,326	0.32
Apollo Acquisition, Inc.	(5) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(6)	(6)	—
Apollo Acquisition, Inc.	(5) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(5)	(5)	—
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	23,396	23,091	23,045	2.21
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	5,264	5,204	5,185	0.50
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	986	954	943	0.09
Donuts, Inc.	(5) (6) (11)	First Lien Debt	S +	5.00%	9.49%	12/29/2027	11,549	11,549	11,526	1.11
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	12,287	12,127	12,168	1.17
GI DI Cornfield Acquisition, LLC	(5) (17)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	—	(40)	(61)	(0.01)
Redwood Services Group, LLC	(5) (7) (10)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	7,818	7,705	7,818	0.75
Redwood Services Group, LLC	(5) (7) (17)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	4,772	4,713	4,770	0.46
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	13,701	13,501	13,664	1.31
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(34)	(13)	—
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	425	402	421	0.04
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	1,819	1,802	1,819	0.17
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(2)	—	—
Victors Purchaser, LLC	(5) (8)	First Lien Debt	C +	4.75%	8.26%	08/15/2031	C$	52	37	36	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	7	5	7	—
84,329	84,643	8.12
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	13,516	13,388	13,516	1.30
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(13)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(14)	—	—
13,361	13,516	1.30
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	24,392	24,168	24,226	2.33

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	—	$(24)	$(19)	—%
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	1,684	1,645	1,677	0.16
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(3)	—	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027	6,302	6,259	6,302	0.60
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027	1,949	1,928	1,949	0.19
								33,973	34,135	3.28
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	10,475	10,003	10,475	1.01
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,106	1,088	1,106	0.11
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	36	25	36	—
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	1,697	1,681	1,697	0.16
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	149	146	149	0.01
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(2)	—	—
								12,941	13,463	1.29
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	7,971	7,856	7,728	0.74
Caerus US 1, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	1,166	1,148	1,131	0.11
Caerus US 1, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	64	53	38	—
								9,057	8,897	0.85
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	0.56
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	4,702	4,596	4,666	0.45
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	6,759	6,594	6,677	0.64
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	1,754	1,745	1,754	0.17
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	(1)	—	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	575	569	569	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(1)	(1)	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	17	15	15	—
ComPsych Investment Corp.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	2,329	2,318	2,329	0.22
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(1)	—	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	3,045	2,996	3,031	0.29
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(4)	—	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(7)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	900	891	891	0.09
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(1)	(1)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	2,451	$2,401	$2,439	0.23%
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	835	805	824	0.08
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(13)	(3)	—
KWOR Acquisition, Inc.	(5) (9) (10) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	16,168	15,984	11,872	1.14
KWOR Acquisition, Inc.	(5) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	944	930	693	0.07
KWOR Acquisition, Inc.	(5) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	1,829	1,813	1,343	0.13
Project Boost Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.76%	05/02/2029	8,015	7,961	8,015	0.77
Project Boost Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.76%	05/02/2028	251	248	251	0.02
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	442	437	437	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(2)	(2)	—
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(1)	(1)	—
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	16,409	16,179	16,243	1.56
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	693	681	686	0.07
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(23)	(18)	—
								72,910	68,510	6.58
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	2,614	2,612	2,614	0.25
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	34	34	34	—
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	81	81	81	0.01
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	22,743	22,709	22,727	2.18
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	144	142	143	0.01
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	78	72	77	0.01
Zarya Intermediate, LLC	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	27,033	27,033	27,006	2.59
Zarya Intermediate, LLC	(5) (6) (13) (17)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	—	—	(3)	—
								52,683	52,679	5.06
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	06/21/2029	21,679	21,409	21,599	2.07
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	1,052	1,048	1,052	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	—	(5)	—	—
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	9	8	9	—
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	10,567	10,466	10,567	1.01
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(12)	—	—
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	07/01/2030	—	(17)	—	—
AuditBoard, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	12,000	11,886	12,000	1.15
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(27)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	$(21)	$—	—%
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	10.32%	05/14/2029	18,279	18,018	18,279	1.75
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.32%	05/15/2028	—	(15)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	17,624	17,270	17,545	1.68
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(6)	(3)	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(9)	(2)	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	13,940	13,650	13,940	1.34
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	—	(18)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	24,117	23,952	24,117	2.31
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(24)	—	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(16)	—	—
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	7,955	7,802	7,923	0.76
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(15)	(4)	—
Everbridge Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	25,924	25,801	25,924	2.49
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	2,541	2,520	2,541	0.24
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(12)	—	—
Formstack Acquisition Co	(5) (6) (10)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	9,340	9,213	9,281	0.89
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	933	902	910	0.09
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	188	163	176	0.02
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	4,250	4,139	4,250	0.41
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	2,068	2,000	2,068	0.20
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(6)	—	—
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	12,853	12,742	12,853	1.23
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	1,904	1,895	1,904	0.18
Granicus, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	10,209	10,164	10,209	0.98
GS AcquisitionCo, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	298	292	298	0.03
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(6)	—	—
Hootsuite, Inc.	(5) (9) (10) (13)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	17,910	17,662	17,752	1.70
Hootsuite, Inc.	(5) (13) (17)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(27)	(18)	—
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	5,314	5,220	5,230	0.50
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(9)	(8)	—
Kaseya, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	10,477	10,368	10,477	1.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Kaseya, Inc.	(5) (7)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	161	$157	$161	0.02%
Kaseya, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	158	152	158	0.02
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	18,903	18,634	18,903	1.81
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	500	493	500	0.05
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	06/24/2028	958	924	958	0.09
LogRhythm, Inc.	(5) (6) (10)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	2,727	2,651	2,678	0.26
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(7)	(5)	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	8,486	8,362	8,486	0.81
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	168	156	168	0.02
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	8,276	8,156	8,276	0.79
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(25)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	5,061	5,027	5,029	0.48
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	4,777	4,747	4,736	0.45
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	3,132	3,112	3,103	0.30
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	—	(3)	(5)	—
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	1,526	1,511	1,511	0.15
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€562	604	576	0.06
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£187	241	232	0.02
Optimizely North America, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(2)	(2)	—
Project Leopard Holdings, Inc.	(8) (10) (13)	First Lien Debt	S +	5.25%	9.94%	07/20/2029	9,800	9,302	8,746	0.84
Reorganized Mobileum Acquisition Co, LLC	(5) (6)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	09/11/2029	187	187	187	0.02
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	11,490	11,444	10,710	1.03
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	1,029	1,022	932	0.09
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	6,235	6,135	6,188	0.59
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	4,789	4,704	4,750	0.46
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(15)	(7)	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	1,457	1,443	1,443	0.14
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	—
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	21,010	20,782	19,151	1.84
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	85	49	(249)	(0.02)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,033	11,028	1.06
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	530	524	524	0.05

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	$(3)	$(3)	—%
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(3)	(6)	—
								349,817	349,720	33.56
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	2,527	2,495	2,527	0.24
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	157	151	157	0.02
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	103	98	103	0.01
								2,744	2,787	0.27
Total Debt Investments								$2,028,787	$2,009,927	192.90%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Commercial Services & Supplies
Encore Holdings, LLC	(5) (14) (15)	Common Equity		11/23/2021	1,862	$244	$682	0.07%
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14) (15)	Common Equity		12/20/2021	500,000	500	735	0.07
Surewerx Topco, LP	(5) (13) (14) (15)	Common Equity		12/28/2022	104	104	139	0.01
						848	1,556	0.15
Containers & Packaging
BP Purchaser, LLC	(5) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	659	0.06
BP Purchaser, LLC Rights	(5) (14) (15)	Common Equity		03/12/2024	1,666,989	75	83	0.01
						1,454	742	0.07
Distributors
48Forty Solutions, LLC	(5) (9) (10) (14) (15)	Common Equity		11/01/2024	3,969	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity	12.50% PIK	09/05/2024	45	442	441	0.04
LUV Car Wash	(5) (14) (15)	Common Equity		12/06/2022	1,260	1,260	850	0.08
						1,702	1,291	0.12
Electrical Equipment
Sparkstone Electrical Group	(5) (14) (15)	Common Equity		10/15/2024	1,500	150	150	0.01
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (14) (15)	Common Equity		12/17/2021	105,978	780	1,353	0.13
SDB Holdco, LLC	(5) (14) (15)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (15)	Preferred Equity	6.00% PIK	03/29/2024	4,415,744	3,015	1,539	0.15
						3,795	2,892	0.28

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Insurance Services
Amerilife Holdings, LLC	(5) (14) (15)	Common Equity			09/01/2022	14,856	$410	$887	0.09%
Frisbee Holdings, LP (Fetch)	(5) (14) (15)	Common Equity			10/31/2022	18,287	233	294	0.03
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity		10.50%	12/21/2021	1,000,000	1,355	1,330	0.13
							1,998	2,511	0.24
Professional Services
Verdantas, LLC	(5) (14) (15)	Common Equity			05/03/2024	3,984	4	5	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	05/03/2024	394,416	422	477	0.05
							426	482	0.05
Software
Fullsteam Operations, LLC	(5) (14) (15)	Common Equity			11/27/2023	11,270	380	907	0.09
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity		11.75%	06/25/2022	2,040	2,682	2,767	0.27
Reorganized Mobileum Grandparent, LLC	(5) (14) (15)	Common Equity			09/12/2024	25,375	—	—	—
Revalize, Inc.	(5) (15)	Preferred Equity	S +	10.00%	12/14/2021	2,154	3,151	3,124	0.30
Reveal Data Solutions	(5) (14) (15)	Common Equity			08/29/2023	186,769	243	306	0.03
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S +	10.50%	07/07/2022	2,123,800	2,985	3,101	0.30
							9,441	10,205	0.98
Total Equity Investments							$19,814	$19,829	1.90%
Total Portfolio Investments							$2,048,601	$2,029,756	194.80%

Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund	$7,952	$7,952	0.76%
Cash	40,638	40,638	3.90%
Total Cash and Cash Equivalents	$48,590	$48,590	4.66%
Total Portfolio Investments, Cash and Cash Equivalents	$2,097,191	$2,078,346	199.46%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") , EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, the 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

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
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 7.69% of total assets as calculated in accordance with regulatory requirements.

(14)	Non-income producing security
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $19,829 or 1.90% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(16)	Investment was on non-accrual status as of December 31, 2024.
(17) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if     any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$2,235	$(791)
ARI Network Services, Inc.	Revolver	08/28/2026	19	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	692	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	978	(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	1,459	—
Amerilife Holdings, LLC	Revolver	08/31/2028	3,688	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,750	(19)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(30)
Any Hour, LLC	Revolver	05/23/2030	810	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	561	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,172	(6)
Apollo Acquisition, Inc.	Revolver	12/30/2030	469	(5)
Appfire Technologies, LLC	Delayed Draw Term Loan	03/31/2025	415	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Revolver	03/09/2028	$113	$—
Applitools, Inc.	Revolver	05/25/2028	900	(8)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	883	(1)
Aptean, Inc.	Revolver	01/30/2031	1,618	(2)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(10)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	169	—
Associations, Inc.	Revolver	07/03/2028	81	—
Atlas Us Finco, Inc.	Revolver	12/09/2028	572	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Avalara, Inc.	Revolver	10/19/2028	1,015	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	173	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	2,369	(27)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	365	—
Bullhorn, Inc.	Revolver	10/01/2029	118	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	1,839	(22)
COP Collisionright Parent, LLC	Revolver	01/29/2030	883	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	324	—
Caerus US 1, Inc.	Revolver	05/25/2029	790	(24)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	292	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	117	(1)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,877	(28)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	2,852	—
Cerity Partners, LLC	Revolver	07/30/2029	589	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	2,455	(4)
Chase Intermediate, LLC	Revolver	10/30/2028	207	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	2,256	(13)
Consor Intermediate II, LLC	Revolver	05/12/2031	602	(3)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	699	(3)
Coupa Holdings, LLC	Revolver	02/27/2029	536	(2)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	—
Diligent Corporation	Revolver	08/02/2030	2,353	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Drivecentric Holdings, LLC	Revolver	08/15/2031	$2,059	$(2)
Dwyer Instruments, Inc.	Revolver	07/20/2029	2,125	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	943	(4)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	155	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	81	—
Encore Holdings, LLC	Delayed Draw Term Loan	10/31/2026	126	(1)
Encore Holdings, LLC	Delayed Draw Term Loan	12/20/2026	1,000	(2)
Encore Holdings, LLC	Revolver	11/23/2027	359	(1)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	87	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	92	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	—
Essential Services Holding Corporation	Revolver	06/17/2030	1,394	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2025	1,204	(13)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(38)
FLS Holding, Inc.	Revolver	12/17/2027	961	(102)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	154	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	2,805	(18)
Formstack Acquisition Co	Revolver	03/28/2030	1,688	(11)
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	758	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	150	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	1,260	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	140	—
Fullsteam Operations, LLC	Revolver	11/27/2029	238	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	3,919	(30)
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	(3)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	6,333	(61)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	546	—
GPS Merger Sub, LLC	Revolver	10/02/2029	437	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	1,046	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,384	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	133	—
Galway Borrower, LLC	Revolver	09/29/2028	395	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Granicus, Inc.	Revolver	01/17/2031	$1,797	$—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	3,964	—
GraphPad Software, LLC	Revolver	06/30/2031	1,651	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,161	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	4,137	(35)
Helios Service Partners, LLC	Revolver	03/19/2027	504	—
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	4,519	(14)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	280	(1)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	802	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	504	(2)
Hootsuite, Inc.	Revolver	05/22/2030	2,000	(18)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	506	(8)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	1,681	—
Inszone Mid, LLC	Revolver	11/12/2029	1,269	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	(5)
Invictus Buyer, LLC	Revolver	06/03/2031	625	(2)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	146	—
Iris Buyer, LLC	Revolver	10/02/2029	429	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	1,035	(5)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	298	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	675	(3)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	465	—
Kaseya, Inc.	Revolver	06/25/2029	469	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,743	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	141	(1)
LegitScript, LLC	Revolver	06/24/2028	2,036	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	779	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	373	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,364	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MRI Software, LLC	Revolver	02/10/2027	$1,327	$(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	4,716	(32)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	(27)
Magnolia Wash Holdings	Revolver	07/14/2028	150	(14)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	2,735	—
Mantech International CP	Revolver	09/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	666	—
Mobile Communications America, Inc.	Revolver	10/16/2029	309	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	810	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	(1)
NSi Holdings, Inc.	Revolver	11/15/2031	263	(2)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	02/01/2025	200	(2)
Oak Purchaser, Inc.	Revolver	04/28/2028	620	(5)
Optimizely North America, Inc.	Revolver	10/30/2031	225	(2)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	262	(1)
PDI TA Holdings, Inc.	Revolver	02/03/2031	260	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,212	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	(2)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	130	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	200	(1)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	390	—
Project Potter Buyer, LLC	Revolver	04/23/2026	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	2,259	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	1,063	—
RFS Opco, LLC	Revolver	04/04/2029	820	(3)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	2,902	—
Randy's Holdings, Inc.	Revolver	11/01/2029	1,091	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,953	(7)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/31/2025	4	—
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	16	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revalize, Inc.	Revolver	04/15/2027	$390	$(26)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	(13)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	(2)
Riskonnect Parent, LLC	Revolver	12/07/2028	914	(7)
RoadOne IntermodaLogistics	Revolver	12/29/2028	52	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	739	—
Routeware, Inc.	Revolver	09/18/2031	170	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(2)
Runway Bidco, LLC	Revolver	12/17/2031	181	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	8,591	(68)
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	(41)
Securonix, Inc.	Revolver	04/05/2028	3,697	(327)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,876	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2025	536	—
Smarsh, Inc.	Revolver	02/16/2029	161	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	2,452	(79)
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,799	(58)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(3)
Spark Buyer, LLC	Revolver	10/15/2031	188	(3)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,125	(2)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,184	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	81	—
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	154	(1)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(26)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	812	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	(1)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	909	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(21)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	539	(3)
Trunk Acquisition, Inc.	Revolver	02/19/2026	1,071	(6)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	441	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	117	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
V Global Holdings, LLC	Revolver	12/22/2025	$454	$(22)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	144	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	962	(6)
Vehlo Purchaser, LLC	Revolver	05/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	430	—
Verdantas, LLC	Revolver	05/06/2030	1,754	(18)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	245	(1)
Vertex Service Partners, LLC	Revolver	11/08/2030	49	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	417	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	433	—
Victors Purchaser, LLC	Revolver	08/15/2031	204	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	1,831	—
YI, LLC	Revolver	12/03/2029	1,373	—
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	(3)
iCIMS, Inc.	Revolver	08/18/2028	124	—
mPulse Mobile, Inc.	Revolver	12/17/2027	3,247	(40)
Total First Lien Debt Unfunded Commitments			$269,334	$(2,314)
Total Unfunded Commitments			$269,334	$(2,314)

The accompanying notes are an integral part of these audited consolidated financial statements

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

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (13)	10.50%		12/21/2021	1,000,000	$1,217	$1,200	0.14%
Knockout Intermediate Holdings I, Inc.	(4) (13)	11.75%		6/25/2022	2,040	2,387	2,389	0.29
Revalize, Inc.	(4) (13)	S + 10.00%		12/14/2021	2,154	2,738	2,704	0.33
RSK Holdings, Inc. (Riskonnect)	(4) (13)	S + 10.50%		7/7/2022	2,123,800	2,386	2,676	0.32
Total Preferred Equity						$8,728	$8,969	1.08%
Common Equity
Amerilife Holdings, LLC	(4) (13)			9/1/2022	14,856	$410	$537	0.06%
BP Purchaser, LLC	(4) (13)			12/10/2021	1,383,156	1,379	1,297	0.16
Encore Holdings, LLC	(4) (13)			11/23/2021	1,728	215	430	0.05
Frisbee Holdings, LP (Fetch)	(4) (13)			10/31/2022	18,287	233	233	0.03
Fullsteam Operations, LLC	(4) (13)			11/27/2023	11,564	380	380	0.05
LUV Car Wash	(4) (13)			4/6/2022	1,260	1,260	697	0.08
mPulse Mobile, Inc.	(4) (13)			12/17/2021	105,978	780	779	0.09
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (13)			12/20/2021	500,000	500	645	0.08
Reveal Data Solutions	(4) (13)			8/29/2023	186,769	243	243	0.03
Surewerx Topco, LP	(4) (11) (13)			12/28/2022	104	104	115	0.01
Total Common Equity						$5,504	$5,356	0.65%
Total Other Investments						$15,836	$15,918	1.92%
Total Portfolio Investments						$1,705,090	$1,687,546	203.32%

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
December 31, 2024
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
As of December 31, 2024 and December 31, 2023 the Company had certain investments in one and two portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 and December 31, 2023 was $18,727 and $22,754, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2024, December 31, 2023 and December 31, 2022 , the Company accrued $176, $92 and $77, respectively, of U.S. federal excise taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently re-approved the renewal of the Investment Advisory Agreement in August 2024.
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, base management fees were $3,819, $3,331 and $1,870, respectively. As of December 31, 2024 and December 31, 2023, $1,025 and $919 was payable to the Investment Adviser relating to base management fees.
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, $11,269, $8,963 and $4,129 of income based incentive fees, respectively, were accrued to the Investment Adviser.
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of December 31, 2024 and December 31, 2023, there were $2,889 and $2,632, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2024.
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, no expenses were incurred under the Administration Agreement.
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

(4) INVESTMENTS

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,016,560	$1,997,629	98.4%	$1,668,374	$1,655,758	98.2%
Second Lien Debt	7,733	7,771	0.4	20,880	15,870	0.9
Other Debt Investments	4,494	4,527	0.2	1,604	1,593	0.1
Equity	19,814	19,829	1.0	14,232	14,325	0.8
Total	$2,048,601	$2,029,756	100.0%	$1,705,090	$1,687,546	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	0.9%	1.1%
Air Freight & Logistics	0.5	2.3
Automobile Components	1.6	1.8
Automobiles	1.9	1.0
Biotechnology	0.9	1.7
Building Products	0.4	—
Chemicals	1.7	2.1
Commercial Services & Supplies	10.1	9.7
Construction & Engineering	1.3	1.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	1.3	1.6
Distributors	4.0	5.3
Diversified Consumer Services	6.3	6.1
Electrical Equipment	0.1	—
Electronic Equipment, Instruments & Components	3.5	3.8
Financial Services	4.0	3.7
Ground Transportation	0.7	—
Health Care Equipment & Supplies	1.4	1.8
Health Care Providers & Services	9.7	11.4
Health Care Technology	1.0	1.2
Industrial Conglomerates	4.6	5.0
Insurance Services	12.3	14.6
Interactive Media & Services	0.2	0.3
IT Services	4.2	3.1
Life Sciences Tools & Services	0.7	—
Machinery	1.7	2.2
Multi-Utilities	0.7	0.6
Pharmaceuticals	0.4	0.6
Professional Services	3.4	2.2
Real Estate Management & Development	2.6	3.3
Software	17.7	12.3
Wireless Telecommunication Services	0.1	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,649	$16,993	0.8%	$28,928	$29,110	1.7%
Canada	52,932	52,990	2.6	21,691	21,257	1.3
United Kingdom	9,057	8,897	0.4	9,048	9,213	0.5
United States	1,969,963	1,950,876	96.2	1,645,423	1,627,966	96.5
Total	$2,048,601	$2,029,756	100.0%	$1,705,090	$1,687,546	100.0%

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
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of units or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	December 31, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$63,619	$1,934,010	$1,997,629	$—	$31,799	$1,623,959	$1,655,758
Second Lien Debt	—	3,706	4,065	7,771	—	3,612	12,258	15,870
Other Debt Investments	—	—	4,527	4,527	—	—	1,593	1,593
Equity	—	—	19,829	19,829	—	—	14,325	14,325
Total	$—	$67,325	$1,962,431	$2,029,756	—	$35,411	$1,652,135	$1,687,546
Cash equivalents	$7,952	$—	$—	$7,952	$—	$—	$—	$—
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$1,593	$14,325	$1,652,135
Purchases of investments(1)	633,017	291	2,596	3,907	639,811
Proceeds from principal repayments and sales of investments(2)	(296,549)	(3,300)	—	—	(299,849)
Accretion of discount/amortization of premium	7,747	87	13	—	7,847
Payment-in-kind	6,827	190	282	1,675	8,974
Net change in unrealized appreciation (depreciation)	(6,507)	5,044	43	(78)	(1,498)
Net realized gains (losses)	(2,137)	(10,505)	—	—	(12,642)
Transfers into/out of Level 3(3)	(32,347)	—	—	—	(32,347)
Fair value, end of period	$1,934,010	$4,065	$4,527	$19,829	$1,962,431

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$(7,351)	$4,884	$43	$(78)	$(2,502)
(1) Purchases may include investments received in corporate action action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,934,010	Yield Analysis	Discount Rate	8.05%	34.06%	10.36%
Investments in second lien debt	4,065	Yield Analysis	Discount Rate	10.77%	12.70%	12.52%
Other debt	4,527	Yield Analysis	Discount Rate	9.42%	14.90%	11.47%
Preferred equity	11,240	Income Approach	Discount Rate	12.19%	17.50%	14.86%
	1,538	Market Approach	EBITDA Multiple			8.50x
Common equity	4,484	Market Approach	EBITDA Multiple	3.90x	18.70x	15.27x
	2,567	Market Approach	Revenue Multiple	7.60x	12.70x	10.04x
Total investments	$1,962,431

(1) For an asset category that contains a single investment, the range is not included.
(2) During the year ended December 31, 2024, one unsecured debt position with a fair value of $1.69 million transitioned from an income approach to a yield analysis valuation technique.
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

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	3	$13,000	$13,000	$236,500	$236,500
Barclays Funding Facility	3	435,288	435,288	355,241	355,241
BNP Funding Facility	3	215,000	215,000	153,500	153,500
JPM Funding Facility	3	350,653	350,653	136,000	136,000
Total		$1,013,941	$1,013,941	$881,241	$881,241
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$75,000	$13,000	$62,000	$238,500	$236,500	$2,000
Barclays Funding Facility(1)	600,000	435,288	164,712	600,000	355,241	244,759
BNP Funding Facility	500,000	215,000	285,000	300,000	153,500	146,500
JPM Funding Facility(2)	500,000	350,653	149,347	500,000	136,000	364,000
Total	$1,675,000	$1,013,941	$661,059	$1,638,500	$881,241	$757,259

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 0, Euros (EUR) of 557 and 0, and British Pound Sterling (GBP) of 186 and 0, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Combined weighted average interest rate (1)	7.49%	7.26%	4.07%
Combined weighted average effective interest rate (2)	7.89%	7.64%	4.38%
Combined weighted average debt outstanding	$978,821	$772,833	$461,667
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility
On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility initially allowed the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. Since November 5, 2021, the CBA Subscription Facility has been reduced from time to time to an aggregate principal commitment of $75,000 as of December 31, 2024. The facility is available subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CBA Subscription Facility has a maturity date of May 1, 2025.
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

The summary information of the CBA Subscription Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$10,618	$18,178	$10,677
Facility unused commitment fees	85	79	400
Amortization of deferred financing costs	360	759	997
Total	$11,063	$19,016	$12,074
Weighted average interest rate	7.30%	6.80%	3.68%
Weighted average outstanding balance	$143,096	$263,552	$286,348

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
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$28,938	$24,540	$7,835
Facility unused commitment fees	1,280	636	873
Amortization of deferred financing costs	1,396	433	318
Total	$31,614	$25,609	$9,026
Weighted average interest rate	7.38%	7.29%	4.61%	(1)
Weighted average outstanding balance (1)	$385,621	$332,174	$203,792	(1)
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
The BNP Funding Facility is a revolving funding facility with a reinvestment period ending August 21, 2027 and a final maturity date of August 21, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), or CORRA (CAD) as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.25% during the reinvestment period and 2.75% following the reinvestment period, with an additional margin of 0.10% for non-US dollar advances.
The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$14,124	$8,029	$572
Facility unused commitment fees	453	868	—
Amortization of deferred financing costs	837	680	143
Total	$15,414	$9,577	$715
Weighted average interest rate	7.64%	7.65%	6.92%	(1)
Weighted average outstanding balance	$181,743	$103,559	$87,471	(1)
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
The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of June 12, 2029. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, Financing SPV III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), CORRA (CAD), or the AUD Screen Rate (AUD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 2.35% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).
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
The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023 (1)	December 31, 2022
Borrowing interest expense	$20,834	$6,123	N/A
Facility unused commitment fees	2,586	2,839	N/A
Amortization of deferred financing costs	1,386	1,149	N/A
Total	$24,806	$10,111	N/A
Weighted average interest rate	7.64%	8.21%	N/A
Weighted average outstanding balance	$268,361	$86,042	N/A

(1)	Calculated from the period from February 23, 2023 (closing date) through December 31, 2023.
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had $269,334 and $237,337, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of December 31, 2024 and December 31, 2023, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $155,000 and $265,000, respectively, were unfunded.

(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2024	December 31, 2023
Net distributable earnings (accumulated losses), beginning of period	$(13,679)	$(28,501)
Net investment income (loss)	121,296	96,488
Net realized gain (loss)	(12,637)	67
Net unrealized appreciation (depreciation)	(850)	13,005
Distributions to unitholders	(118,957)	(94,829)
Tax reclassification of members' capital	(26)	91
Net distributable earnings (accumulated losses), end of period	$(24,853)	$(13,679)

The following table summarizes the total Common Units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
October 28, 2024	2,619,172	50,000
Total	5,753,968	$110,000

The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Unit Issuance Date	Common Units Issued	Amount
May 12, 2023	5,235,602	$100,000
September 29, 2023	2,613,696	50,000
Total	7,849,298	$150,000

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024 and for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957
For the Year Ended December 31, 2023
March 28, 2023	March 28, 2023	April 06, 2023	$0.65	$20,779
June 27, 2023	June 27, 2023	July 06, 2023	0.57	21,837
September 26, 2023	September 26, 2023	October 03, 2023	0.62	24,469
December 28, 2023	December 28, 2023	January 04, 2024	0.64	27,744
Total Distributions			$2.48	$94,829
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
October 03, 2024	1,537,393	29,333
Total	5,918,752	$113,134
The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2023 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 05, 2023	876,757	$16,413
April 06, 2023	1,107,144	20,670
July 06, 2023	1,156,081	21,769
October 03, 2023	1,270,258	24,313
Total	4,410,240	$83,165

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net increase in Members' Capital from operations	$107,809	$109,560	$13,523
Weighted average Common Units outstanding	48,791,217	37,686,642	19,376,645
Basic and diluted earnings (loss) per Common Unit	$2.21	$2.91	$0.70
(10)INCOME TAXES
For income tax purposes, distributions made to the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income (including net short-term capital gains)	$118,957	$94,829	$41,918
Net long-term capital gains	—	—	—
Total taxable distributions	$118,957	$94,829	$41,918
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
For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to unitholders in 2024. The amount carried forward to 2025 is estimated to be approximately $6,891 of ordinary income (including net short-term capital gains) and $0 of net long-term capital gains, although these amounts will not be finalized until the 2024 tax returns are filed in 2025.
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
The book-to-tax differences relating to distributions made to the Company’s unitholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Paid-in capital in excess of par value	$26	$(91)	$(163)
Net distributable earnings (accumulated losses)	$(26)	$91	$163
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, as of December 31, 2024 are as follows (amounts calculated using book-to-tax differences for the year ended December 31, 2024, December 31, 2023, and December 31, 2022:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Gross unrealized appreciation	$20,769	$10,843	$878
Gross unrealized depreciation	(39,606)	(28,832)	(31,868)
Net unrealized appreciation (depreciation)	$(18,837)	$(17,989)	$(30,990)
Tax cost of investments at year end	$2,048,599	$1,705,090	$1,264,933

At December 31, 2024, the Company had available for federal income tax purposes unused short-term capital losses of approximately $9,998 and long-term capital losses of approximately $2,644, that do not have an expiration date.
To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from September 14, 2021 (inception) to December 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$19.15	$18.72	$19.98	$20.00
Net investment income (loss)	2.49	2.56	2.29	0.02
Net unrealized and realized gain (loss)(2)	(0.28)	0.35	(1.55)	(0.02)
Net increase (decrease) in net assets resulting from operations	2.21	2.91	0.74	—
Dividends declared	(2.42)	(2.48)	(2.01)	(0.04)
Issuance of common units	—	—	0.01	0.02
Total increase (decrease) in net assets	(0.21)	0.43	(1.26)	(0.02)
Net asset value, end of period	$18.94	$19.15	$18.72	$19.98
Units outstanding, end of period	55,022,961	43,350,240	31,090,702	11,747,027
Weighted average units outstanding(6)	48,791,217	37,686,642	19,376,645	5,989,635
Total return based on net asset value(3)	12.07%	16.36%	3.85%	0.10%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,041,965	$829,979	$582,083	$234,730
Ratio of total expenses to average Members’ Capital(4)	10.94%	11.06%	7.52%	1.78%
Ratio of net investment income to average Members’ Capital(4)	12.83%	13.33%	11.19%	0.71%
Ratio of total contributed capital to total committed capital, end of period	84.50%	73.50%	58.50%	23.50%
Asset coverage ratio(5)	203.00%	194.00%	186.00%	210.00%
Portfolio turnover rate	16.12%	12.14%	5.75%	1.16%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated assuming a purchase of common units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.

(4)	Amounts are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable.
(5)	Effective October 14, 2021, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to October 14, 2021, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 act, was at least 200% after such borrowing.
(6)	Weighted average units outstanding was calculated for the period from November 4, 2021, the date of first external issuance of units through December 31, 2021.

(12)         SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in member’s capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying consolidated statements of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

(13)         SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On February 27, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 4, 2025 to Unitholders of record as of March 29, 2025.
On March 4, 2025, the Company provided written notice (the “Payoff and Termination Letter”) to terminate the CBA Subscription Facility. In connection with the Payoff and Termination Letter, the Company terminated $75.0 million of revolving commitments under the CBA Subscription Facility.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	48	Chair of the Board of Directors since 2021
Jeffrey S. Levin	44	Chief Executive Officer and Director since 2021
Independent Directors
Joan Binstock	71	Director since 2021
Bruce Frank	70	Director since 2021
Adam Metz	63	Director since 2021
Kevin Shannon	69	Director since 2021
The address for each of our directors is c/o T Series Middle Market Loan Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	52	Chief Operating Officer
Michael Occi	41	President
David Pessah	39	Chief Financial Officer
Gauranga Pal	47	Chief Compliance Officer
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
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Miller is the Global Head of Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. Mr. Miller joined Morgan Stanley in August 2016 and has over 25 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 – 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer and a member of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Levin previously served as our President from October 2021 until December 2024. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves as the Chair of the Direct Lending Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining Morgan Stanley in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank also serves as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Chairman of the Board, chair of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE: SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since October 2021 and Chair of the Compensation Committee since September 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees and he is a currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021 and has served in the same capacity for each of the other MS BDCs since their formation.. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
Michael Occi was appointed as our President in January 2025. Mr. Occi also serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our Chief Administrative Officer from January 2023 until his appointment as President. Mr.Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

David Pessah was appointed as our Chief Financial Officer in December 2023 and serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023 and serves in the same capacity for each of the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
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
Insider Trading Policy
Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of 25 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Timing of Grants of Options
We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

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
Compensation of Directors
For the fiscal year ended December 31, 2024, the Independent Directors received an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as independent directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2024. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex (1)

Joan Binstock	$50,000	$374,945
Bruce Frank	$55,000	$414,254
Adam Metz	$50,000	$374,945
Kevin Shannon	$50,000	$374,945

(1) The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund A, LGAM Private Credit LLC, North Haven Private Income Fund LLC, SL Investment Corp and SL Investment Fund II.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 6, 2025 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2024.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2024	$220,000	$—	$—	$30,000
2023	$200,000	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2024, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

Part IV

Item 15. Exhibits
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:

(1)	Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 67 of this annual report on Form 10-K.
(2)	Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)	Exhibits. The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
3.2
Certificate of Amendment of Certificate of Formation of the Company, dated as of September 21, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

3.3
Certificate of Amendment of Certificate of Formation of the Company, dated as of October 4,2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

3.4
Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 13, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

3.5
First Amendment to First Amended and Restated Limited Liability Company Agreement of T Series Middle Market Loan Fund LLC, dated as of May 16, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2023 (File No. 814-01453)).

4.1*	Description of Securities
10.1	Investment Advisory Agreement, dated as of October 19, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.2	Administration Agreement, dated as of October 19, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.3	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.4a
Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

10.4b
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

10.5	Distribution Reinvestment Plan (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.6	Form of Subscription Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.7
Revolving Credit Agreement, dated November 5, 2021, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on December 7, 2021 (File No. 000-56357)).

10.8
Amendment No. 1 to Revolving Credit Agreement, dated as of January 25, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on January 27, 2022 (File No. 814-01453)).

10.9
Credit and Security Agreement, dated as of March 7, 2022, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on March 9, 2022 (File No. 814-01453)).

10.10
Sale and Contribution Agreement dated as of March 7, 2022 between T Series Financing SPV LLC, as the Transferee and T Series Middle Market Loan Fund LLC, as the Transferor dated as of March 7, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on March 9, 2022 (File No. 814-01453)).

10.11
Amendment No. 2 to Revolving Credit Agreement, dated as of July 19, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 10, 2022 (File No. 814-01453)).

10.12
Revolving Credit and Security Agreement, dated as of October 12, 2022, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 14, 2022 (File No. 814-01453)).

10.13
Contribution Agreement, dated as of October 12, 2022, between T Series Financing II SPV LLC, as contributee, and T Series Middle Market Loan Fund LLC, as contributor (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 14, 2022 (File No. 814-01453)).

10.14
Amendment No. 3 to Revolving Credit Agreement, dated as of October 17, 2022, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 8, 2022 (File No. 814-01453)).

10.15
Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of December 23, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2022 (File No. 814-01453)).

10.16
Loan and Security Agreement, dated as of February 23, 2023, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 1, 2023 (File No. 814-01453)).

10.17
Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of May 2, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 4, 2023 (File No. 814-01453)).

10.18
Amendment No. 1 to the Credit and Security Agreement, dated as of June 30, 2023, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 6, 2023 (File No. 814-01453)).

10.19
Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 29, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453)).

10.20
Amendment No 1 to Loan and Security Agreement dated as of October 4, 2023, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on October 5, 2023 (File No. 814-01453)).

10.21
Amendment No. 4 to Revolving Credit Agreement, dated as of November 3, 2023, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as LeadArranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 6, 2023 (File No. 814-01453)).

10.22
Second Amended and Restated Credit and Security Agreement, dated as of December 5, 2023, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 7, 2023 (File No. 814-01453)).

10.23
Amendment No. 5 to Revolving Credit Agreement, dated as of May 2, 2024, by and among the Company, as Borrower (the Borrower and collectively with any additional Borrowers, including any Qualified Borrowers from time-to-time party hereto), Commonwealth Bank of Australia, as Administrative Agent, as Lead Arranger, as the Letter of Credit Issuer and as a Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2024 (File No. 814-01453)).

10.24
Amendment No. 2 to Loan and Security Agreement dated as of June 12, 2024, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as Parent and Servicer, the Lenders party thereto, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator, U.S. Bank National Association, as Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2024 (File No. 814-01453)).

10.25
Amendment No.1 to the Second Amended and Restated Credit and Security Agreement, dated as of May 13, 2024, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 814-01453)).

10.26
Amendment No. 1 to the Revolving Credit and Security Agreement, dated as of June 26, 2024, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 814-01453)).

10.27
Amendment No. 2 to Loan and Security Agreement dated as of August 21, 2024, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as Parent and Servicer, the Lenders party thereto, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, and BNP Paribas, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2024 (File No. 814-01453)).

10.28
Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 26, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2024 (File No. 814-01453)).

10.29*
Amendment No. 3 to the Revolving Credit and Security Agreement, dated as of November 18, 2024, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: March 6, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 6, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 6, 2025	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 6, 2025	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 6, 2025	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 6, 2025	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 6, 2025	By:	/s/ Adam Metz
Adam Metz Director