Form 10-Q
period 2025-03-31
T Series Middle Market Loan Fund LLC
filed 2025-05-14
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s limited liability company common units outstanding at May 14, 2025 was 58,380,644.

T Series Middle Market Loan Fund LLC
SIGNATURES

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,045,011 and $2,048,601)	$2,020,484	$2,029,756
Non-controlled/affiliated investments, at fair value (amortized cost of $14,134 and $— at March 31, 2025 and December 31, 2024, respectively)	14,252	—
Total investments, at fair value (cost of $2,059,145 and $2,048,601)	2,034,736	2,029,756
Cash and cash equivalents	59,383	48,590
Deferred financing costs	13,862	14,750
Interest and dividend receivable from non-controlled/non-affiliated investments	12,532	15,083
Interest and dividend receivable from non-controlled/affiliated investments	116	—
Receivable for investments sold/repaid	342	315
Other assets	425	327
Total assets	2,121,396	2,108,821
Liabilities
Debt	1,007,266	1,013,941
Payable for investments purchased	185	—
Payable to affiliates (Note 3)	271	127
Dividends payable	30,648	33,014
Management fees payable	1,056	1,025
Income based incentive fees payable	2,788	2,889
Interest and other financing costs payable	12,679	12,996
Accrued expenses and other liabilities	1,867	2,864
Total liabilities	1,056,760	1,066,856
Commitments and contingencies (Note 7)
Members' Capital
Common units (56,756,176 and 55,022,961 common units issued and outstanding)	$57	$55
Paid-in capital in excess of par value	1,099,588	1,066,763
Distributable earnings (loss)	(35,009)	(24,853)
Total members' capital	$1,064,636	$1,041,965
Total liabilities and members' capital	$2,121,396	$2,108,821
Net asset value per unit	$18.76	$18.94

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$48,963	$50,880
Payment-in-kind income	3,843	777
Dividend income	389	302
Other income	881	867
From non-controlled/affiliated investments:
Interest income	73	—
Payment-in-kind income	40	—
Other income	2	—
Total investment income	54,191	52,826
Expenses:
Interest and other financing expenses	18,790	19,915
Management fees	1,056	919
Income based incentive fees	2,788	2,614
Professional fees	663	576
Directors' fees	51	52
General and other expenses	818	594
Total expenses	24,166	24,670
Net investment income before taxes	30,025	28,156
Excise tax expense	18	16
Net investment income after taxes	30,007	28,140

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(3,660)	(1,939)
Foreign currency and other transactions	1	(1)
Net realized gain (loss)	(3,659)	(1,940)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,003)	(1,348)
Non-controlled/affiliated investments	118	—
Translation of assets and liabilities in foreign currencies	29	(7)
Net change in unrealized appreciation (depreciation)	(5,856)	(1,355)
Net realized and unrealized gain (loss)	(9,515)	(3,295)
Net increase (decrease) in members' capital resulting from operations	$20,492	$24,845

Net investment income (loss) per unit (basic and diluted)	$0.53	$0.63
Earnings (loss) per unit (basic and diluted)	$0.36	$0.56
Weighted average units outstanding:	56,659,886	44,744,954

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands and per unit amount)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Members' Capital at beginning of period:	$1,041,965	$829,979
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	30,007	28,140
Net realized gain (loss)	(3,659)	(1,940)
Net change in unrealized appreciation (depreciation)	(5,856)	(1,355)
Net increase (decrease) in members’ capital resulting from operations	20,492	24,845
Distributions to unitholders from:
Distributable earnings	(30,648)	(27,771)
Total distributions to unitholders	(30,648)	(27,771)
Capital transactions:
Issuance of common units	—	—
Reinvestment of distributions	32,827	27,619
Net increase in Members' Capital resulting from capital transactions	32,827	27,619
Total increase (decrease) in Members' Capital	22,671	24,693
Members' Capital at end of period	$1,064,636	$854,672
Distributions per unit	$0.54	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$20,492	$24,845
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	5,885	1,348
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(29)	7
Net realized (gain) loss on investments	3,660	1,939
Net realized (gain) loss on foreign currency transactions	(1)	1
Net accretion of discount and amortization of premium on investments	(1,834)	(1,962)
Payment-in-kind interest and dividend capitalized	(3,932)	(1,453)
Amortization of deferred financing costs	904	1,121
Purchases of investments and change in payable for investments purchased	(76,431)	(104,737)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	68,155	62,348
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	2,551	(39)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(116)	—
(Increase) decrease in prepaid expenses and other assets	(98)	(84)
(Decrease) increase in payable to affiliates	144	(981)
(Decrease) increase in management fees payable	31	—
(Decrease) increase in incentive fees payable	(101)	(18)
(Decrease) increase in interest payable	(317)	569
(Decrease) increase in accrued expenses and other liabilities	(997)	540
Net cash provided by (used in) operating activities	17,966	(16,556)
Cash flows from financing activities:
Borrowings on debt	35,000	44,000
Repayments on debt	(42,000)	(31,000)
Deferred financing costs paid	(16)	(1,618)
Tax withholding paid	(187)	(125)
Net cash provided by (used in) financing activities	(7,203)	11,257
Net increase (decrease) in cash and cash equivalents	10,763	(5,299)
Effect of foreign exchange rate changes on cash	30	(8)
Cash and cash equivalents, at beginning of period	48,590	45,064
Cash and cash equivalents, at end of period	$59,383	$39,757

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$178	$106
Accrued but unpaid dividends	$30,648	$27,771
Interest and financing costs paid	$17,604	$17,145
Dividend reinvestments	$32,827	$27,619
Non-cash purchases of investments	$(14,132)	$(15,186)
Non-cash sales of investments	$14,132	$15,186

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	375	$368	$375	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	09/14/2029	18,188	17,946	18,188	1.71
Mantech International CP	(5) (7) (18)	First Lien Debt	S +	5.00%	9.29%	09/14/2029	—	(29)	—	—
Mantech International CP	(5) (7) (18)	First Lien Debt	S +	5.00%	9.29%	09/14/2028	—	(30)	—	—
								18,255	18,563	1.74
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.20%	06/11/2027	10,915	10,806	10,911	1.02
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	332	326	323	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	30	30	30	—
RoadOne IntermodaLogistics	(5) (6) (18)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	26	25	25	—
								11,187	11,289	1.06
Automobile Components
Continental Battery Company	(5) (6) (11) (12) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.06%	01/20/2027	6,473	6,415	3,190	0.30
Randy's Holdings, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	5.00%	9.30%	11/01/2029	12,107	11,839	12,107	1.14
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.30%	11/01/2029	2,352	2,279	2,352	0.22
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.30%	11/01/2029	726	694	726	0.07
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	11,262	11,068	10,683	1.00
Sonny's Enterprises, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	2,686	2,630	2,422	0.23
Sonny's Enterprises, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.95%	08/05/2027	1,391	1,358	1,268	0.12
								36,283	32,748	3.08
Automobiles
ARI Network Services, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	9.33%	08/28/2026	13,941	13,850	13,809	1.30
ARI Network Services, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	08/28/2026	14	14	14	—
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	6,338	6,230	6,338	0.60
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	2,866	2,809	2,866	0.27
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	154	137	154	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	15,441	15,297	15,375	1.44
Drivecentric Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	—	(19)	(9)	—
LeadVenture, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	08/28/2026	139	138	137	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.45%	12/02/2025	977	968	928	0.09
Vehlo Purchaser, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	195	193	194	0.02

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	47	$43	$42	—%
Vehlo Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	—	—	—	—
								39,660	39,848	3.74
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	2,700	2,673	2,673	0.25
Vamos Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(6)	(6)	—
Vamos Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(3)	(3)	—
								2,664	2,664	0.25
Biotechnology
GraphPad Software, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	17,523	17,443	17,523	1.65
GraphPad Software, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	438	418	438	0.04
GraphPad Software, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	—	(7)	—	—
								17,854	17,961	1.69
Building Products
Project Potter Buyer, LLC	(5) (6) (10) (11)	First Lien Debt	S +	6.00%	10.30%	04/23/2027	8,017	8,017	8,017	0.75
Project Potter Buyer, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	10.30%	04/23/2026	—	—	—	—
								8,017	8,017	0.75
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	26,586	26,251	25,546	2.40
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	1,019	996	976	0.09
Tank Holding Corp.	(7) (18)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	—	(13)	(52)	—
V Global Holdings, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	7,788	7,702	7,400	0.70
V Global Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	799	791	745	0.07
								35,727	34,615	3.25
Commercial Services & Supplies
Atlas Us Finco, Inc.	(5) (6) (10) (11) (14)	First Lien Debt	S +	5.00%	9.29%	12/09/2029	16,950	16,631	16,950	1.59
Atlas Us Finco, Inc.	(5) (6) (14) (18)	First Lien Debt	S +	5.00%	9.29%	12/09/2028	—	(11)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.30%	07/29/2029	8,364	7,962	7,398	0.69
Consor Intermediate II, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	2,911	2,887	2,911	0.27
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(8)	—	—
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(5)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	3,521	3,488	3,521	0.33
CRCI Longhorn Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(4)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	306	$301	$306	0.03%
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.40%	04/07/2028	395	392	390	0.04
Energy Labs Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.40%	04/07/2028	65	64	63	0.01
Energy Labs Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.40%	04/07/2028	9	8	8	—
Firebird Acquisition Corp, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	850	846	846	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(1)	(1)	—
Firebird Acquisition Corp, Inc.	(5) (7) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(1)	(1)	—
FLS Holding, Inc.	(5) (6) (10) (11) (14)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	20,037	19,793	17,686	1.66
FLS Holding, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	4,698	4,642	4,147	0.39
FLS Holding, Inc.	(5) (6) (14) (18)	First Lien Debt	S +	5.25%	9.69%	12/17/2027	961	944	736	0.07
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	2,647	2,608	2,633	0.25
Helios Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	4,476	4,377	4,431	0.42
Helios Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	—	(7)	(3)	—
Hercules Borrower, LLC	(5) (7)	First Lien Debt	C +	5.25%	8.02%	12/15/2026	4,984	4,946	4,965	0.47
HSI Halo Acquisition, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	14,606	14,471	14,606	1.37
HSI Halo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	452	440	452	0.04
HSI Halo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.29%	06/28/2030	—	(15)	—	—
Iris Buyer, LLC	(5) (6) (11) (14)	First Lien Debt	S +	5.25%	9.54%	10/02/2030	2,967	2,898	2,956	0.28
Iris Buyer, LLC	(5) (6) (11) (14)	First Lien Debt	S +	5.25%	9.54%	10/02/2030	280	273	279	0.03
Iris Buyer, LLC	(5) (6) (11) (14) (18)	First Lien Debt	S +	5.25%	9.54%	10/02/2029	129	120	127	0.01
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	19,196	18,964	19,196	1.80
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	984	970	984	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	—	(13)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	8,775	8,775	8,775	0.82
Pye-Barker Fire & Safety, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	1,414	1,392	1,414	0.13
Pye-Barker Fire & Safety, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	05/24/2030	152	141	152	0.01
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	1,591	1,576	1,581	0.15
Routeware, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	45	42	41	—
Routeware, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	—	(2)	(1)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)		Cost(4)	Fair Value	Percentage of Net Assets
Sherlock Buyer Corp.	(5) (6) (10) (11)	First Lien Debt	S +	5.75%	10.15%	12/08/2028	24,178		$23,885	$24,178	2.27%
Sherlock Buyer Corp.	(5) (6) (18)	First Lien Debt	S +	5.75%	10.15%	12/08/2027	—		(26)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	1,093		1,068	1,092	0.10
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.91%	12/28/2029	C$	318	230	221	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	61		57	61	0.01
Surewerx Purchaser III, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	195		191	195	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.91%	12/28/2028	C$	5	4	4	—
Sweep Midco, LLC	(5) (6) (10) (11) (17)	Second Lien Debt				03/12/2034	580		290	288	0.03
Sweep Midco, LLC	(5) (6) (10) (11) (17)	Second Lien Debt				03/12/2036	1,686		—	—	—
Sweep Purchaser, LLC	(5) (6) (10) (11)	First Lien Debt	S +	5.75% PIK	10.15%	06/30/2027	2,186		2,186	2,186	0.21
Sweep Purchaser, LLC	(5) (6) (10) (11)	First Lien Debt	S +	5.75%	10.15%	06/30/2027	1,092		1,092	1,092	0.10
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.20%	03/13/2028	16,725		16,540	16,600	1.56
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.20%	03/13/2028	1,632		1,602	1,620	0.15
Tamarack Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	10.20%	03/13/2028	—		(24)	(19)	—
Transit Technologies, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	2,545		2,522	2,545	0.24
Transit Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	285		279	285	0.03
Transit Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.17%	08/20/2030	—		(5)	—	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	9.30%	09/26/2031	2,084		2,065	2,070	0.19
Vensure Employer Services, Inc.	(5) (8) (18)	First Lien Debt	S +	5.00%	9.30%	09/26/2031	—		(3)	(3)	—
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	33,913		33,666	33,913	3.19
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	996		986	996	0.09
VRC Companies, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	—		—	—	—
									206,489	204,872	19.24
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10) (11)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	8,630		8,480	8,365	0.79
Arcoro Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	—		(22)	(40)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.89%	10/19/2028	7,943		7,839	7,205	0.68
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.07%	02/01/2030	2,937		2,870	2,937	0.28
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	9.07%	02/01/2030	1,202		1,166	1,202	0.11
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	9.07%	02/01/2029	—		(9)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	6,666	$6,635	$6,666	0.63%
Superman Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	1,394	1,383	1,394	0.13
Superman Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	—	(5)	—	—
								28,337	27,729	2.60
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	2,878	2,854	2,878	0.27
PDI TA Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	—	(2)	—	—
PDI TA Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	34	32	34	—
								2,884	2,912	0.27
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.50% PIK	10.06%	12/11/2028	28,330	28,004	24,948	2.34
Distributors
48Forty Solutions, LLC	(5) (6) (9)	First Lien Debt	S +	6.00% (incl. 3.50% PIK)	10.46%	11/30/2029	25,789	25,504	15,893	1.49
48Forty Solutions, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%(incl. 3.50% PIK)	10.46%	11/30/2029	1,490	1,452	(14)	—
ABB Concise Optical Group, LLC	(5) (7) (10) (11)	First Lien Debt	S +	7.50%	11.95%	02/23/2028	17,008	16,766	15,668	1.47
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	7,457	7,337	7,457	0.70
Bradyplus Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	47	44	47	—
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	04/09/2030	31,464	31,172	31,464	2.96
PT Intermediate Holdings III, LLC	(5) (7) (18)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	04/09/2030	—	(3)	—	—
								82,272	70,515	6.62
Diversified Consumer Services
Any Hour, LLC	(5) (8) (10) (11)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	10,595	10,454	10,444	0.98
Any Hour, LLC	(5) (8) (18)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	300	278	256	0.02
Any Hour, LLC	(5) (8) (18)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	842	822	819	0.08
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	2,960	2,912	2,901	0.27
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	22,156	21,804	22,156	2.08
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	5,273	5,174	5,273	0.50
Apex Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.31%	10/24/2029	1,482	1,457	1,482	0.14
DA Blocker Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	5,290	5,238	5,238	0.49
DA Blocker Corp.	(5) (7) (14) (18)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	—	(8)	(8)	—
DA Blocker Corp.	(5) (7) (14) (18)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	165	160	160	0.02

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	943	$934	$943	0.09%
Eclipse Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	11,375	11,271	11,375	1.07
Essential Services Holding Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	—	(10)	—	—
Essential Services Holding Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	06/17/2030	223	211	223	0.02
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	1,071	1,052	1,071	0.10
EVDR Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(3)	—	—
EVDR Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	19	15	19	—
FPG Intermediate Holdco, LLC	(5) (6) (10) (11) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.20%	03/05/2027	10,609	10,516	7,612	0.71
FPG Intermediate Holdco, LLC	(5) (6) (18)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.20%	03/05/2027	403	403	403	0.04
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	21,129	21,041	20,196	1.90
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	03/01/2028	18,393	18,197	18,367	1.73
Lightspeed Solution, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	03/01/2028	1,091	1,079	1,091	0.10
Express Wash Acquisition Company, LLC	(5) (6) (11)	First Lien Debt	S +	6.50%	11.07%	07/14/2028	6,835	6,749	6,117	0.57
Express Wash Acquisition Company, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	11.07%	07/14/2028	1,445	1,428	1,293	0.12
Express Wash Acquisition Company, LLC	(5) (6) (18)	First Lien Debt	S +	6.50%	11.07%	07/14/2028	183	179	148	0.01
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.57%	02/24/2031	1,303	1,291	1,303	0.12
Project Accelerate Parent, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.57%	02/24/2031	—	(2)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	1,652	1,617	1,652	0.16
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	3,233	3,163	3,233	0.30
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	152	143	152	0.01
								127,563	123,919	11.64
Electrical Equipment
Spark Buyer, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	935	922	927	0.09
Spark Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(3)	—
Spark Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(3)	(2)	—
								917	922	0.09
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.96%	07/06/2028	12,862	12,711	10,081	0.95
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl 4.60% PIK)	10.96%	07/06/2028	860	851	674	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	20,644	20,350	20,541	1.93

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	9,033	$8,899	$8,989	0.84%
Dwyer Instruments, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	122	97	112	0.01
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	10.57%	03/02/2028	2,480	2,432	2,480	0.23
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.55%	03/02/2029	1,800	1,594	1,551	0.15
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.55%	03/02/2029	2,500	2,222	2,155	0.20
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2030	23,986	23,616	23,524	2.21
Magneto Components Buyco, LLC	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2030	—	(35)	(91)	(0.01)
Magneto Components Buyco, LLC	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2029	—	(56)	(76)	(0.01)
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	1,470	1,456	1,456	0.14
NSI Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(1)	(3)	—
NSI Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(2)	(3)	—
								74,134	71,390	6.71
Financial Services
Applitools, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	6.25% PIK	10.55%	05/25/2029	8,577	8,501	8,523	0.80
Applitools, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	6.25%	10.55%	05/25/2028	—	(10)	(6)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.56%	07/30/2029	954	933	954	0.09
Cerity Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.56%	07/30/2029	5,019	4,946	5,017	0.47
Cerity Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.56%	07/28/2029	340	335	340	0.03
GC Waves Holdings, Inc.	(5) (7) (9) (10) (11)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	8,997	8,909	8,997	0.85
GC Waves Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	1,461	1,373	1,461	0.14
GC Waves Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	—	(6)	—	—
MAI Capital Management Intermediate, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	1,930	1,912	1,930	0.18
MAI Capital Management Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	451	444	451	0.04
MAI Capital Management Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	104	100	104	0.01
PMA Parent Holdings, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	2,102	2,072	2,084	0.20
PMA Parent Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	—	(2)	(1)	—
RFS Opco, LLC	(5) (8) (10) (11)	First Lien Debt	S +	4.75%	9.05%	04/04/2031	3,980	3,969	3,980	0.37
RFS Opco, LLC	(5) (8) (18)	First Lien Debt	S +	3.50%	7.79%	04/04/2029	667	659	665	0.06
SitusAMC Holdings Corp.	(5) (7) (10) (11)	First Lien Debt	S +	5.50%	9.90%	12/22/2027	21,935	21,814	21,935	2.06
Smarsh, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	5,625	5,558	5,558	0.52

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	—	$(5)	$(2)	—%
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	107	100	100	0.01
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	22,982	22,626	22,839	2.15
Trintech, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	571	543	559	0.05
								84,771	85,488	8.03
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10) (11) (14)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	13,677	13,490	13,625	1.28
SV Newco 2, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	3,376	3,295	3,344	0.31
SV Newco 2, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	—	(68)	(20)	—
								16,717	16,949	1.59
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.32%	03/13/2029	16,364	16,019	16,364	1.54
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	3,048	2,997	3,048	0.29
Tidi Legacy Products, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(6)	—	—
Tidi Legacy Products, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(9)	—	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	8,677	8,533	8,661	0.81
YI, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	—	(14)	(3)	—
YI, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	—	(22)	(2)	—
								27,498	28,068	2.64
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.83%	09/15/2031	20,023	19,673	20,023	1.88
Advarra Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.83%	09/15/2031	—	(4)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	20,390	20,128	19,972	1.88
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	3,246	3,205	3,179	0.30
Gateway US Holdings, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	5,220	5,192	5,220	0.49
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	1,471	1,465	1,471	0.14
Gateway US Holdings, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	—	(1)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (10) (11)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	5,891	5,869	5,891	0.55
Heartland Veterinary Partners, LLC	(5) (6) (10) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	2,702	2,676	2,692	0.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	13,339	13,291	13,339	1.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,051	1,041	1,047	0.10
Heartland Veterinary Partners, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(4)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.04%	08/18/2028	7,282	$7,210	$7,282	0.68%
iCIMS, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	10.04%	08/18/2028	17	16	17	—
Imagine 360, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	6,063	6,010	6,047	0.57
Imagine 360, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	(4)	(2)	—
Imagine 360, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	(5)	(1)	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (11) (14)	First Lien Debt	S +	6.50%	10.94%	08/21/2026	12,932	12,778	12,544	1.18
Intelerad Medical Systems Incorporated	(5) (6) (14)	First Lien Debt	S +	6.50%	10.94%	08/21/2026	894	888	867	0.08
Invictus Buyer, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	4,030	3,993	4,015	0.38
Invictus Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	—	(7)	(6)	—
Invictus Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	—	(5)	(2)	—
mPulse Mobile, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	7,767	7,686	7,699	0.72
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	15,707	15,520	15,570	1.46
mPulse Mobile, Inc.	(5) (7) (18)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	2,498	2,453	2,454	0.23
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.22%	06/03/2030	24,345	23,961	24,253	2.28
Pareto Health Intermediate Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.22%	06/01/2030	—	(2)	(1)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.22%	06/01/2029	—	(38)	(10)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.06%	08/31/2029	16,361	15,867	16,361	1.54
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.31%	08/31/2029	6,073	6,022	6,073	0.57
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	01/02/2029	4,244	4,205	4,244	0.40
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	01/02/2029	1,294	1,275	1,294	0.12
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	06/28/2029	2,652	2,626	2,649	0.25
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	03/18/2027	9,770	9,770	9,611	0.90
Vardiman Black Holdings, LLC	(5) (8) (12) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	03/18/2027	1,054	1,032	1,035	0.10
								193,779	194,827	18.30
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.33%	09/19/2030	20,025	19,774	20,025	1.88
Hyland Software, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	09/19/2029	—	(11)	—	—
								19,763	20,025	1.88
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (11) (15)	First Lien Debt	S +	4.75%	9.06%	01/30/2031	19,767	19,601	19,710	1.85
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	01/30/2031	392	383	388	0.04
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	01/30/2031	15	1	9	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Excelitas Technologies Corp.	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.25%	9.58%	08/13/2029	34,831	$34,368	$34,657	3.26%
Excelitas Technologies Corp.	(5) (7) (10) (11)	First Lien Debt	E +	5.25%	7.61%	08/13/2029	€6,537	6,671	7,026	0.66
Excelitas Technologies Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	08/13/2029	—	(17)	(6)	—
Excelitas Technologies Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	08/14/2028	—	(41)	(18)	—
Raptor Merger Sub Debt, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.80%	04/01/2029	31,826	31,160	31,645	2.97
Raptor Merger Sub Debt, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	9.80%	04/01/2029	651	601	637	0.06
								92,727	94,048	8.83

Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.26%	08/31/2029	29,175	28,759	29,175	2.74
Amerilife Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.26%	08/31/2029	1,804	1,784	1,804	0.17
Amerilife Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.26%	08/31/2028	—	(42)	—	—
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,723	1,695	1,705	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	6,277	6,146	6,277	0.59
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	8,207	8,091	8,206	0.77
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.30%	10/29/2029	—	(9)	—	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	11,941	11,774	11,941	1.12
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	10,220	10,152	10,220	0.96
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	141	136	141	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	12,598	12,535	12,529	1.18
Higginbotham Insurance Agency, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	164	161	162	0.02
High Street Buyer, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.55%	04/14/2028	27,352	27,005	27,352	2.57
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	6,843	6,730	6,843	0.64
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	9,068	8,907	9,068	0.85
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(20)	—	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	29,562	29,562	29,562	2.78
Integrity Marketing Acquisition, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (11) (12)	First Lien Debt	S +	6.00%	10.53%	09/08/2027	12,567	12,453	10,965	1.03
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/14/2028	4,429	4,376	4,429	0.42
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.90%	11/01/2028	3,370	3,328	3,358	0.32
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	9.90%	11/01/2028	14,073	13,972	13,960	1.31
RSC Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.05%	11/01/2029	23,164	23,027	23,147	2.17
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.05%	11/01/2029	767	760	767	0.07

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	9.30%	04/03/2030	31,188	$30,850	$30,876	2.90%
								242,132	242,487	22.78
Interactive Media & Services
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.21%	05/05/2028	4,607	4,555	4,460	0.42
IT Services
Apollo Acquisition, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	3,351	3,318	3,307	0.31
Apollo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(6)	(15)	—
Apollo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(4)	(6)	—
Catalis Intermediate, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	23,335	23,058	23,102	2.17
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	5,250	5,196	5,198	0.49
Catalis Intermediate, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	986	957	958	0.09
GI DI Cornfield Acquisition, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.92%	03/09/2028	12,287	12,138	12,213	1.15
GI DI Cornfield Acquisition, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.92%	03/09/2028	—	(37)	(38)	—
Redwood Services Group, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.55%	06/15/2029	10,586	10,452	10,521	0.99
Redwood Services Group, LLC	(5) (7) (11) (18)	First Lien Debt	S +	5.25%	9.55%	06/15/2029	4,761	4,688	4,719	0.44
Ridge Trail US Bidco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	13,667	13,473	13,510	1.27
Ridge Trail US Bidco, Inc.	(5) (6) (14) (18)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	—	(33)	(54)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (14) (18)	First Lien Debt	S +	4.50%	8.80%	03/31/2031	425	403	407	0.04
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	10,147	10,047	10,047	0.94
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	141	123	123	0.01
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	—	(13)	(13)	—
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	1,815	1,798	1,814	0.17
Victors Purchaser, LLC	(5) (8) (18)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	94	91	94	0.01
Victors Purchaser, LLC	(5) (8) (18)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	—	(2)	—	—
								85,647	85,887	8.07
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	13,482	13,357	13,482	1.27
Model N, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(12)	—	—
Model N, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(13)	—	—
								13,332	13,482	1.27
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	24,329	24,130	23,772	2.23

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Answer Acquisition, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	367	$346	$304	0.03%
Chase Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	2,894	2,846	2,894	0.27
Chase Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	23	20	23	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.44%	07/21/2027	6,302	6,263	6,269	0.59
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.44%	07/21/2027	1,943	1,925	1,931	0.18
								35,530	35,193	3.31
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	10,449	9,993	10,449	0.98
AWP Group Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,103	1,086	1,103	0.10
AWP Group Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	146	135	146	0.01
Vessco Midco Holdings, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	1,697	1,681	1,697	0.16
Vessco Midco Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	149	146	149	0.01
Vessco Midco Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	—	(2)	—	—
								13,039	13,544	1.27
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	7,951	7,841	7,728	0.73
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	1,163	1,146	1,131	0.11
Caerus US 1, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	21	11	(3)	—
								8,998	8,856	0.83
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,870	5,813	5,843	0.55
Accordion Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	152	0.01
Accordion Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	4,690	4,592	4,669	0.44
Bridgepointe Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	7,407	7,250	7,366	0.69
Bullhorn, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	1,753	1,745	1,753	0.16
Bullhorn, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	—	(1)	—	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	575	569	569	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (18)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	48	46	45	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (18)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	33	32	32	—
ComPsych Investment Corp.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.04%	07/22/2031	2,323	2,312	2,323	0.22
ComPsych Investment Corp.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.04%	07/22/2031	—	(2)	—	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	3,038	2,991	3,028	0.28
GPS Merger Sub, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	—	(4)	(2)	—
GPS Merger Sub, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	—	(7)	(1)	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	898	$890	$893	0.08%
IG Investment Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	—	(1)	(1)	—
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	2,445	2,397	2,417	0.23
KENG Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	1,162	1,130	1,138	0.11
KENG Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	—	(12)	(8)	—
Project Boost Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.56%	05/02/2029	7,994	7,943	7,994	0.75
Project Boost Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.56%	05/02/2028	364	360	364	0.03
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	442	437	440	0.04
UHY Advisors, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(2)	(2)	—
UHY Advisors, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	26	25	26	—
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	05/06/2031	16,368	16,145	16,358	1.54
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	05/06/2031	691	680	691	0.06
Verdantas, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.58%	05/06/2030	—	(22)	(1)	—
								55,452	56,083	5.27
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	2,608	2,606	2,608	0.24
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	50	50	50	—
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	120	120	120	0.01
Inhabitiq, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	3,445	3,428	3,428	0.32
Inhabitiq, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(2)	(2)	—
Inhabitiq, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(3)	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	22,683	22,654	22,550	2.12
MRI Software, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	464	460	455	0.04
MRI Software, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	78	73	70	0.01
Zarya Intermediate, LLC	(5) (6) (10) (11) (14)	First Lien Debt	S +	6.50%	10.81%	07/01/2027	26,964	26,964	26,964	2.53
Zarya Intermediate, LLC	(5) (6) (14) (18)	First Lien Debt	S +	6.50%	10.81%	07/01/2027	—	—	—	—
								56,350	56,240	5.28
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.30%	06/21/2029	21,625	21,368	21,625	2.03
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	1,149	1,145	1,149	0.11
Appfire Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	—	(4)	—	—
Appfire Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	—	(1)	—	—
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	8.80%	07/28/2031	10,566	10,469	10,566	0.99
Artifact Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.80%	07/28/2031	—	(12)	—	—
Artifact Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.80%	07/26/2030	—	(16)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
AuditBoard, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	12,000	$11,889	$12,000	1.13%
AuditBoard, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(26)	—	—
AuditBoard, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(20)	—	—
Banyan Software Holdings, LLC	(5) (6) (10) (11)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	3,043	3,014	3,014	0.28
Banyan Software Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	633	623	623	0.06
Banyan Software Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	—	(3)	(3)	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	10.05%	05/14/2029	18,233	17,984	18,233	1.71
Bottomline Technologies, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75%	10.05%	05/15/2028	—	(14)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.54%	02/27/2030	17,580	17,240	17,543	1.65
Coupa Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.54%	02/27/2030	—	(6)	(1)	—
Coupa Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.54%	02/27/2029	—	(9)	(1)	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	06/28/2029	14,018	13,741	14,018	1.32
Cyara AcquisitionCo, LLC	(5) (6) (18)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	06/28/2029	—	(17)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	24,117	23,958	24,045	2.26
Diligent Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	—	(23)	(11)	—
Diligent Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	—	(15)	(7)	—
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.02%	08/29/2029	7,955	7,809	7,939	0.75
E-Discovery AcquireCo, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	10.02%	08/29/2029	189	174	189	0.02
Espresso Bidco, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	5,000	4,925	4,925	0.46
Espresso Bidco, Inc.	(5) (6) (11) (18)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	—	(10)	(10)	—
Espresso Bidco, Inc.	(5) (6) (11) (18)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	—	(9)	(9)	—
Everbridge Holdings, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	22,243	22,141	22,243	2.09
Everbridge Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	2,535	2,515	2,535	0.24
Everbridge Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	—	(12)	—	—
Formstack Acquisition Co	(5) (6) (10) (11)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	9,322	9,201	9,144	0.86
Formstack Acquisition Co	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	927	898	856	0.08
Formstack Acquisition Co	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	300	277	264	0.02
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	4,250	4,143	4,250	0.40
Fullsteam Operations, LLC	(5) (6) (18)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	2,518	2,450	2,518	0.24
Fullsteam Operations, LLC	(5) (6) (18)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	—	(6)	—	—
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	12,896	12,788	12,896	1.21

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	1,910	$1,901	$1,910	0.18%
Granicus, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	—	(15)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	10,182	10,140	10,182	0.96
GS AcquisitionCo, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	297	291	297	0.03
GS AcquisitionCo, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.55%	05/22/2028	—	(6)	—	—
Hootsuite, Inc.	(5) (9) (10) (11) (14)	First Lien Debt	S +	5.50%	9.80%	05/22/2030	17,865	17,626	17,820	1.67
Hootsuite, Inc.	(5) (14) (18)	First Lien Debt	S +	5.50%	9.80%	05/22/2030	—	(26)	(5)	—
Icefall Parent, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	6.50%	10.79%	01/25/2030	5,314	5,223	5,284	0.50
Icefall Parent, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	10.79%	01/25/2030	—	(8)	(3)	—
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.08%	06/24/2029	18,855	18,599	18,855	1.77
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.08%	06/24/2029	499	492	499	0.05
LegitScript, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	10.08%	06/24/2028	958	926	958	0.09
LogRhythm, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	7.50%	11.81%	07/02/2029	2,727	2,655	2,666	0.25
LogRhythm, Inc.	(5) (6) (18)	First Lien Debt	S +	7.50%	11.81%	07/02/2029	—	(7)	(6)	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.33%	07/22/2029	8,464	8,346	8,464	0.80
Montana Buyer, Inc.	(5) (18)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	168	157	168	0.02
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	8,276	8,160	8,276	0.78
Nasuni Corporation	(5) (7) (18)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	—	(23)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.06%	06/11/2029	5,048	5,016	5,017	0.47
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.06%	06/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	4,777	4,748	4,777	0.45
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	3,132	3,115	3,132	0.29
Oak Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	—	(3)	—	—
Onit, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	5,194	5,143	5,143	0.48
Onit, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(11)	(11)	—
Onit, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(7)	(7)	—
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	1,526	1,512	1,521	0.14
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	E +	5.25%	7.61%	10/30/2031	€562	605	605	0.06
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	SA +	5.50%	9.96%	10/30/2031	£187	241	241	0.02
Optimizely North America, Inc.	(5) (7) (14) (18)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(2)	(1)	—
Project Leopard Holdings, Inc.	(8) (10) (11) (14)	First Lien Debt	S +	5.25%	9.64%	07/20/2029	9,775	9,300	8,437	0.79
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.19%	04/15/2027	11,460	11,419	10,849	1.02

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Revalize, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	10.19%	04/15/2027	851	$846	$776	0.07%
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.04%	12/07/2028	6,219	6,125	6,165	0.58
Riskonnect Parent, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.04%	12/07/2028	4,777	4,697	4,732	0.44
Riskonnect Parent, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.04%	12/07/2028	—	(14)	(8)	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	1,457	1,443	1,452	0.14
Runway Bidco, LLC	(5) (8) (18)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(2)	(1)	—
Runway Bidco, LLC	(5) (8) (18)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(2)	(1)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	3,274	3,227	3,227	0.30
Saturn Borrower, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(9)	(9)	—
Saturn Borrower, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(8)	(8)	—
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	04/05/2028	21,211	20,998	18,600	1.75
Securonix, Inc.	(5) (7) (18)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	04/05/2028	85	52	(380)	(0.04)
Trunk Acquisition, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	11,585	11,532	11,585	1.09
Trunk Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	153	150	153	0.01
Trunk Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	—	(2)	—	—
								353,087	351,882	33.05
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	2,521	2,490	2,521	0.24
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	236	230	236	0.02
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	—	(5)	—	—
								2,715	2,757	0.26
Total Debt Investments - non-controlled/non-affiliated								$2,026,339	$2,003,188	188.16%

Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (19)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	8,642	8,642	8,642	0.81
KWOR Acquisition, Inc.	(5) (6) (19)	Other Debt	S +	8.00% PIK	12.31%	2/28/2030	2,881	2,881	2,881	0.27
KWOR Acquisition, Inc.	(5) (6) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	49	1	49	—
KWOR Acquisition, Inc.	(5) (6) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	71	1	71	0.01
								11,525	11,643	1.09

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Total Debt Investments - non-controlled/affiliated							$11,525	$11,643	1.09%
Total Debt Investments							$2,037,864	$2,014,831	189.25%

Investments (1)	Footnotes	Investment	Reference Rate and Spread	AcquisitionDate	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (16) (17)	Common Equity		2/3/2025	50,000	$48	$48	—%
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (16) (17)	Common Equity		12/20/2021	500,000	500	812	0.08
Surewerx Topco, LP	(5) (14) (16) (17)	Common Equity		12/28/2022	104	104	131	0.01
						652	991	0.09
Containers & Packaging
BP Purchaser, LLC	(5) (16) (17)	Common Equity		12/10/2021	1,383,156	$1,379	$20	—
BP Purchaser, LLC Rights	(5) (16) (17)	Common Equity		3/12/2024	1,666,989	75	—	—
						1,454	20	—
Distributors
48Forty Solutions, LLC	(5) (9) (10) (11) (16) (17)	Common Equity		11/1/2024	3,969	—	—	—

Diversified Consumer Services
Eclipse Topco, Inc.	(5) (16)	Preferred Equity	12.50% PIK	9/5/2024	45	442	447	0.04
LUV Car Wash	(5) (16) (17)	Common Equity		12/6/2022	1,260	1,260	889	0.08
						1,702	1,336	0.13
Electrical Equipment
Sparkstone Electrical Group	(5) (16) (17)	Common Equity		10/15/2024	1,500	150	150	0.01
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (16) (17)	Common Equity		12/17/2021	105,978	780	1,265	0.12
SDB Holdco, LLC	(5) (16) (17)	Common Equity		3/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (16)	Preferred Equity	6.00% PIK	3/29/2024	4,415,744	3,015	983	0.09
						3,795	2,248	0.21
Insurance Services
Amerilife Holdings, LLC	(5) (16) (17)	Common Equity		9/1/2022	14,856	410	970	0.09
Frisbee Holdings, LP (Fetch)	(5) (16) (17)	Common Equity		10/31/2022	18,287	233	422	0.04
Integrity Marketing Acquisition, LLC	(5) (16)	Preferred Equity	10.50%	12/21/2021	1,000,000	1,390	1,390	0.13
						2,033	2,782	0.26
Professional Services
Verdantas, LLC	(5) (16) (17)	Common Equity		5/3/2024	3,984	4	5	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments (1)	Footnotes	Investment	Reference Rate and Spread		AcquisitionDate	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(5) (16)	Preferred Equity		10.00%	5/3/2024	394,416	$433	$442	0.04%
							437	447	0.04
Software
Fullsteam Operations, LLC	(5) (16) (17)	Common Equity			11/27/2023	11,270	380	916	0.09
Knockout Intermediate Holdings I, Inc.	(5) (16)	Preferred Equity		11.75%	6/25/2022	1,285	1,690	1,803	0.17
Revalize, Inc.	(5) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,154	3,151	3,183	0.30
Reveal Data Solutions	(5) (16) (17)	Common Equity			8/29/2023	186,769	243	293	0.03
RSK Holdings, Inc. (Riskonnect)	(5) (16)	Preferred Equity	S +	10.50%	7/7/2022	2,123,800	2,985	3,127	0.29
							8,449	9,322	0.88
Total Equity Investments - non-controlled/non-affiliated							$18,672	$17,296	1.62%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (16) (17) (19)	Common Equity			2/28/2025	1,796	689	689	0.06
KWOR Intermediate I, Inc.	(5) (16) (19)	Preferred Equity	S +	8.00% PIK	2/28/2025	1,920,386	1,920	1,920	0.18
							2,609	2,609	0.25
Total Equity Investments - non-controlled/affiliated							2,609	2,609	0.25%
Total Equity Investments							$21,281	$19,905	1.87%
Total Portfolio Investments							2,059,145	2,034,736	191.12% %

Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund	$19,870	$19,870	1.87%
Cash	39,513	39,513	3.71%
Total Cash and Cash Equivalents	$59,383	$59,383	5.58%
Total Portfolio Investments, Cash and Cash Equivalents	$2,118,528	$2,094,119	196.70% %

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77%, 1-month E at 2.36%, 1-month S at 4.32%, the 3-month S at 4.29%, 6-month S at 4.19%, SA at 4.46% and the P at 7.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt”.
(11)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(12)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(13)	Investment was on non-accrual status as of March 31, 2025.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 8.19% of total assets as calculated in accordance with regulatory requirements.

(15)	Position or portion thereof unsettled as of March 31, 2025.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $19,905 or 1.87% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17)	Non-income producing security
(18) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if     any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2025:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$2,431	$(933)
ARI Network Services, Inc.	Revolver	08/28/2026	19	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	583	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	(4)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	1,459	—
Amerilife Holdings, LLC	Revolver	08/31/2028	3,688	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,384	(55)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(40)
Any Hour, LLC	Revolver	05/23/2030	717	(10)
Apex Service Partners, LLC	Revolver	10/24/2029	269	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,172	(15)
Apollo Acquisition, Inc.	Revolver	12/30/2030	469	(6)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	314	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Revolver	03/09/2028	$122	$—
Applitools, Inc.	Revolver	05/25/2028	900	(6)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	499	(1)
Aptean, Inc.	Delayed Draw Term Loan	07/24/2025	668	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	594	(1)
Aptean, Inc.	Revolver	01/30/2031	1,656	(5)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(40)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	153	—
Associations, Inc.	Revolver	07/03/2028	42	—
Atlas Us Finco, Inc.	Revolver	12/09/2028	572	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	997	(7)
Banyan Software Holdings, LLC	Revolver	01/02/2031	326	(3)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	173	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	1,708	(8)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	365	—
Bullhorn, Inc.	Revolver	10/01/2029	118	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	829	—
COP Collisionright Parent, LLC	Revolver	01/29/2030	883	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	282	—
Caerus US 1, Inc.	Revolver	05/25/2029	833	(23)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	244	(2)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	100	(1)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,877	(19)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	1,475	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	249	(2)
Cerity Partners, LLC	Revolver	07/30/2029	248	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	1,238	—
Chase Intermediate, LLC	Revolver	10/30/2028	184	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	1,814	—
Consor Intermediate II, LLC	Revolver	05/12/2031	602	—
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	699	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Coupa Holdings, LLC	Revolver	02/27/2029	$536	$(1)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(8)
DA Blocker Corp.	Revolver	02/13/2032	386	(4)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	(11)
Diligent Corporation	Revolver	08/02/2030	2,353	(7)
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	(9)
Dwyer Instruments, Inc.	Revolver	07/20/2029	2,002	(10)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	755	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	167	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	87	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	83	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,385	(10)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(9)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	—
Essential Services Holding Corporation	Revolver	06/17/2030	1,171	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2025	1,204	(6)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(18)
FLS Holding, Inc.	Revolver	12/17/2027	961	(113)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	10	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	500	(1)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	(1)
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	2,805	(54)
Formstack Acquisition Co	Revolver	03/28/2030	1,575	(30)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	500	(1)
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	389	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	69	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	1,260	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	140	—
Fullsteam Operations, LLC	Revolver	11/27/2029	238	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	2,990	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	$6,333	$(38)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	546	(2)
GPS Merger Sub, LLC	Revolver	10/02/2029	437	(1)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	1,046	—
GS AcquisitionCo, Inc.	Revolver	05/22/2028	1,384	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	127	—
Galway Borrower, LLC	Revolver	09/29/2028	290	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	—
Granicus, Inc.	Revolver	01/17/2031	1,797	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	3,964	—
GraphPad Software, LLC	Revolver	06/30/2031	1,651	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,161	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2026	518	(3)
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	3,465	(19)
Helios Service Partners, LLC	Revolver	03/19/2027	504	(3)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	230	(1)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	413	—
Hootsuite, Inc.	Revolver	05/22/2030	2,000	(5)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	506	(3)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	(2)
Imagine 360, LLC	Revolver	10/02/2028	532	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	(2)
Inhabitiq, Inc.	Revolver	01/12/2032	598	(3)
Inszone Mid, LLC	Delayed Draw Term Loan	11/30/2025	1,019	—
Inszone Mid, LLC	Revolver	11/30/2029	1,269	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	(6)
Invictus Buyer, LLC	Revolver	06/03/2031	625	(2)
Iris Buyer, LLC	Revolver	10/02/2029	300	(1)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	705	(8)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	298	(3)
KENG Acquisition, Inc.	Revolver	08/01/2029	675	(8)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,743	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	$63	$(1)
LegitScript, LLC	Revolver	06/24/2028	2,036	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(6)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	689	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	326	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,044	(6)
MRI Software, LLC	Revolver	02/10/2027	1,327	(8)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	4,716	(91)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	(76)
Magnolia Wash Holdings	Revolver	07/14/2028	150	(16)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	2,735	—
Mantech International CP	Revolver	09/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	586	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	810	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	(3)
NSI Holdings, Inc.	Revolver	11/15/2031	263	(3)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
Oak Purchaser, Inc.	Revolver	04/28/2028	620	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	(11)
Onit, Inc.	Revolver	01/27/2032	764	(7)
Optimizely North America, Inc.	Revolver	10/30/2031	225	(1)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	262	—
PDI TA Holdings, Inc.	Revolver	02/03/2031	225	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(1)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,212	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	(1)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	(10)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	72	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	278	—
Project Potter Buyer, LLC	Revolver	04/23/2026	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	2,096	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	$1,063	$—
RFS Opco, LLC	Revolver	04/04/2029	333	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,767	—
Randy's Holdings, Inc.	Revolver	11/01/2029	925	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,791	(10)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	20	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	3,555	(17)
Revalize, Inc.	Revolver	04/15/2027	568	(30)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	(54)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	(13)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	(2)
Riskonnect Parent, LLC	Revolver	12/07/2028	914	(8)
RoadOne IntermodaLogistics	Revolver	12/29/2028	41	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	693	(4)
Routeware, Inc.	Revolver	09/18/2031	170	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(1)
Runway Bidco, LLC	Revolver	12/17/2031	181	(1)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	5,215	(20)
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	(20)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,190	(9)
Saturn Borrower, Inc.	Revolver	11/10/2028	536	(8)
Securonix, Inc.	Revolver	04/05/2028	3,697	(455)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,876	—
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	(2)
Smarsh, Inc.	Revolver	02/16/2029	696	(6)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	2,452	(126)
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,008	(52)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(3)
Spark Buyer, LLC	Revolver	10/15/2031	188	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	786	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	168	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	68	—
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	(19)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(52)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	3,388	(17)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	$1,324	$(13)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	812	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(9)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	386	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	442	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	91	—
V Global Holdings, LLC	Revolver	12/22/2027	293	(15)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(6)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(3)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	100	(2)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	962	(5)
Vehlo Purchaser, LLC	Revolver	05/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	410	(3)
Verdantas, LLC	Revolver	05/06/2030	1,754	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	—
Vertex Service Partners, LLC	Revolver	11/08/2030	281	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	417	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	339	—
Victors Purchaser, LLC	Revolver	08/15/2031	248	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	1,831	(3)
YI, LLC	Revolver	12/03/2029	1,373	(2)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	—
iCIMS, Inc.	Revolver	08/18/2028	138	—
mPulse Mobile, Inc.	Revolver	12/17/2027	2,498	(22)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$265,210	$(2,854)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$3,373	$—
Total Unfunded Commitments			$268,583	$(2,854)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
March 31, 2025
(In thousands, except unit amounts)

(19) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$—	$14,134	$—	$118	$—	$14,252	$116
Total	$—	$14,134	$—	$118	$—	$14,252	$116

(a) Inclusive of positions titled KWOR Intermediate I, Inc.
(b) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(c) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, the 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

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
March 31, 2025
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
(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of both March 31, 2025 and December 31, 2024 the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2025 and December 31, 2024 was $6,415 and $18,727, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025, and March 31, 2024, the Company accrued $18, and $16, respectively, of U.S. federal excise taxes.
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
Recent Accounting Pronouncements
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.
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
For the three months ended March 31, 2025 and March 31, 2024, base management fees were $1,056, and $919, respectively. As of March 31, 2025 and December 31, 2024, $1,056 and $1,025 was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2025 and March 31, 2024, $2,788 and $2,614 of income based incentive fees, respectively, were accrued to the Investment Adviser.
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
For the three months ended March 31, 2025, and March 31, 2024, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of March 31, 2025 and December 31, 2024, there were $2,788 and $2,889, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
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
For the three months ended March 31, 2025, and March 31, 2024, no expenses were incurred under the Administration Agreement.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act, and are generally consistent with the indemnification provisions of the Company’s Amended and Restated Limited Liability Company Agreement, as amended. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser invested seed capital of $10 in the Company on September 28, 2021. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

(4) INVESTMENTS

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The composition of the Company’s investment portfolio was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,013,911	$1,990,969	97.8%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,465	16,375	0.8	7,733	7,771	0.4
Other Debt Investments	7,488	7,487	0.4	4,494	4,527	0.2
Equity	21,281	19,905	1.0	19,814	19,829	1.0
Total	$2,059,145	$2,034,736	100.0%	$2,048,601	$2,029,756	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	0.9%	0.9%
Air Freight & Logistics	0.6	0.5
Automobile Components	1.6	1.6
Automobiles	2.0	1.9
Beverages	0.1	—
Biotechnology	0.9	0.9
Building Products	0.4	0.4
Chemicals	1.7	1.7
Commercial Services & Supplies	10.1	10.1
Construction & Engineering	1.4	1.3
Consumer Staples Distribution & Retail	0.1	0.1
Containers & Packaging	1.2	1.3
Distributors	3.5	4.0
Diversified Consumer Services	6.2	6.3
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	3.5	3.5
Financial Services	4.2	4.0
Ground Transportation	0.8	0.7
Health Care Equipment & Supplies	1.4	1.4
Health Care Providers & Services	9.5	9.7
Health Care Technology	1.0	1.0
Industrial Conglomerates	4.6	4.6
Insurance Services	12.1	12.3
Interactive Media & Services	0.2	0.2
IT Services	4.2	4.2
Life Sciences Tools & Services	0.7	0.7
Machinery	1.7	1.7
Multi-Utilities	0.7	0.7
Pharmaceuticals	0.4	0.4
Professional Services	3.5	3.4
Real Estate Management & Development	2.8	2.6
Software	17.8	17.7
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,620	$16,950	0.8%	$16,649	$16,993	0.8%
Canada	56,293	56,570	2.8	52,932	52,990	2.6
United Kingdom	8,998	8,856	0.4	9,057	8,897	0.4
United States	1,977,234	1,952,360	96.0	1,969,963	1,950,876	96.2
Total	$2,059,145	$2,034,736	100.0%	$2,048,601	$2,029,756	100.0%

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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below).
As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses.
Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;

•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;

•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and

•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$34,907	$1,956,062	$1,990,969	$—	$63,619	$1,934,010	$1,997,629
Second Lien Debt	—	3,706	12,669	16,375	—	3,706	4,065	7,771
Other Debt Investments	—	—	7,487	7,487	—	—	4,527	4,527
Equity	—	—	19,905	19,905	—	—	19,829	19,829
Total	$—	$38,613	$1,996,123	$2,034,736	—	$67,325	$1,962,431	$2,029,756
Cash equivalents	$19,870		$—	$19,870	$7,952	$—	$—	$7,952

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,934,010	$4,065	$4,527	$19,829	$1,962,431
Purchases of investments(1)	76,420	8,642	2,881	2,657	90,600
Proceeds from principal repayments and sales of investments(2)	(80,117)	—	—	(2,102)	(82,219)
Accretion of discount/amortization of premium	1,755	3	4	—	1,762
Payment-in-kind	3,713	63	109	47	3,932
Net change in unrealized appreciation (depreciation)	(3,050)	(104)	(34)	(1,391)	(4,579)
Net realized gains (losses)	(4,524)	—	—	865	(3,659)
Transfers into/out of Level 3(3)	27,855	—	—	—	27,855
Fair value, end of period	$1,956,062	$12,669	$7,487	$19,905	$1,996,123

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(2,717)	$(104)	$(34)	$(954)	$(3,809)
(1) Purchases may include investments received in corporate action and restructurings.
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$15,918	$1,652,135
Purchases of investments(1)	115,789	290	2,869	118,948
Proceeds from principal repayments and sales of investments(2)	(73,274)	(3,300)	—	(76,574)
Accretion of discount/amortization of premium	1,812	79	2	1,893
Payment-in-kind	1,214	—	239	1,453
Net change in unrealized appreciation (depreciation)	3,254	(5,597)	(60)	(2,403)
Net realized gains (losses)	(1,939)	—	—	(1,939)
Transfers into/out of Level 3(3)	(3,699)	—	—	(3,699)
Fair value, end of period	$1,667,116	$3,730	$18,968	$1,689,814

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$2,297	$(5,724)	$(60)	$(3,487)
(1) Purchases may include investments received in corporate action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,955,942	Yield Analysis	Discount Rate	5.85%	48.46%	10.20%
	120	Market Approach	EBITDA Multiple			8.25x
Investments in second lien debt	4,027	Yield Analysis	Discount Rate	10.77%	13.35%	13.17%
	8,642	Market Approach	EBITDA Multiple			8.25x
Investments in other securities:
Other debt	4,606	Yield Analysis	Discount Rate	14.20%	16.50%	15.05%
	2,881	Market Approach	EBITDA Multiple			8.25x
Preferred equity	8,147	Income Approach	Discount Rate	11.85%	15.83%	14.30%
	5,148	Market Approach	EBITDA Multiple	8.25x	15.75x	12.03x
Common equity	4,135	Market Approach	EBITDA Multiple	3.90x	18.60x	13.23x
	2,475	Market Approach	Revenue Multiple	9.00x	22.50x	11.97x
Total investments	$1,996,123

(1) For an asset category that contains a single investment, the range is not included.
(2) During the three months ended March 31, 2025, two preferred equity positions with a combined fair value of $2.25 million transitioned from an income approach to a market approach valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,934,010	Yield Analysis	Discount Rate	8.05%	34.06%	10.36%
Investments in second lien debt	4,065	Yield Analysis	Discount Rate	10.77%	12.70%	12.52%
Other debt	4,527	Yield Analysis	Discount Rate	9.42%	14.90%	11.47%
Preferred equity	11,240	Income Approach	Discount Rate	12.19%	17.50%	14.86%
	1,538	Market Approach	EBITDA Multiple			8.50x
Common equity	4,484	Market Approach	EBITDA Multiple	3.90x	18.70x	15.27x
	2,567	Market Approach	Revenue Multiple	7.60x	12.70x	10.04x
Total investments	1,962,431
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

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility	3	$—	$—	$13,000	$13,000
Barclays Funding Facility	3	451,581	451,581	435,288	435,288
BNP Funding Facility	3	196,000	196,000	215,000	215,000
JPM Funding Facility	3	359,685	359,685	350,653	350,653
Total		$1,007,266	$1,007,266	$1,013,941	$1,013,941
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(1)	600,000	451,581	148,419	600,000	435,288	164,712
BNP Funding Facility	500,000	196,000	304,000	500,000	215,000	285,000
JPM Funding Facility(2)	500,000	359,685	140,315	500,000	350,653	149,347
Total	$1,600,000	$1,007,266	$592,734	$1,675,000	$1,013,941	$661,059

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555, respectively.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Combined weighted average interest rate (1)	6.64%	7.70%
Combined weighted average effective interest rate (2)	6.99%	8.20%
Combined weighted average debt outstanding	$1,026,099	$885,107
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
CBA Subscription Facility
On November 5, 2021, the Company initially entered into a revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “CBA Subscription Facility”) between the Company and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender. The CBA Subscription Facility initially allowed the Company to borrow up to $425,000 at any one time outstanding, including a current $100,000 temporary increase in the facility that expired on January 25, 2023 at which point $325,000 was available under the facility. The CBA Subscription Facility had a maturity date of May 1, 2025. On March 4, 2025, the Company provided written notice (the “Payoff and Termination Letter”) to terminate the CBA Subscription Facility. In connection with the Payoff and Termination Letter, the Company terminated $75,000 of revolving commitments under the CBA Subscription Facility.
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
The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2025 (1)	March 31, 2024
Borrowing interest expense	$68	$4,233
Facility unused commitment fees	36	8
Amortization of deferred financing costs	66	114
Total	$170	$4,355
Weighted average interest rate	6.36%	7.34%
Weighted average outstanding balance	$4,267	$228,148
(1) For the quarter ended March 31, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).
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
The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.
The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$7,408	$6,700
Facility unused commitment fees	187	318
Amortization of deferred financing costs	291	508
Total	$7,886	$7,526
Weighted average interest rate	6.57%	7.59%
Weighted average outstanding balance	$450,999	$349,348

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
The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,534	$3,299
Facility unused commitment fees	307	119
Amortization of deferred financing costs	244	166
Total	$4,085	$3,584
Weighted average interest rate	6.58%	8.04%
Weighted average outstanding balance	$214,967	$162,412
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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$6,055	$2,997
Facility unused commitment fees	291	1,120
Amortization of deferred financing costs	303	333
Total	$6,649	$4,450
Weighted average interest rate	6.81%	8.17%
Weighted average outstanding balance	$355,866	$145,198

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $268,583 and $269,334, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of March 31, 2025 and December 31, 2024, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $155,000 and $155,000, respectively, were unfunded.

(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2025	December 31, 2024
Net distributable earnings (accumulated losses), beginning of period	$(24,853)	$(13,679)
Net investment income (loss)	30,007	121,296
Net realized gain (loss)	(3,659)	(12,637)
Net unrealized appreciation (depreciation)	(5,856)	(850)
Distributions to unitholders	(30,648)	(118,957)
Tax reclassification of members' capital	—	(26)
Net distributable earnings (accumulated losses), end of period	$(35,009)	$(24,853)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 and for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
Total Distributions			$0.54	$30,648
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
Total Distributions			$0.62	$27,771
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
Total	1,733,215	$32,827

The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
Total	1,442,261	$27,619

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase in Members' Capital from operations	$20,492	$24,845
Weighted average Common Units outstanding	56,659,886	44,744,954
Basic and diluted earnings (loss) per Common Unit	$0.36	$0.56
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.94	$19.15
Net investment income (loss)	0.53	0.63
Net unrealized and realized gain (loss)(2)	(0.17)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.36	0.55
Dividends declared	(0.54)	(0.62)
Total increase (decrease) in net assets	(0.18)	(0.07)
Net asset value, end of period	$18.76	$19.08
Units outstanding, end of period	56,756,176	44,792,502
Weighted average units outstanding	56,659,886	44,744,954
Total return based on net asset value(3)	1.90%	2.87%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,064,636	$854,672
Ratio of total expenses to average Members’ Capital(4)	8.27%	10.52%
Ratio of net investment income to average Members’ Capital(4)	12.02%	13.94%
Ratio of total contributed capital to total committed capital, end of period	84.50%	73.50%
Asset coverage ratio(5)	206.00%	196.00%
Portfolio turnover rate	3.33%	3.64%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(11)     SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On May 8, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2025 through June 30, 2025, payable on or about July 3, 2025 to Unitholders of record as of June 30, 2025.

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
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Adviser”); (ii) costs and other expenses and our allocable portion of overhead incurred by our MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	As of
	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,013,911	$1,990,969	97.8%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,465	16,375	0.8	7,733	7,771	0.4
Other Debt Investments	7,488	7,487	0.4	4,494	4,527	0.2
Equity	21,281	19,905	1.0	19,814	19,829	1.0
Total	$2,059,145	$2,034,736	100.0%	$2,048,601	$2,029,756	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost(3)	10.2%	10.3%
Weighted average yield on debt and income producing investments, at fair value(3)	10.3%	10.4%
Number of portfolio companies	177	172
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average 12-month EBITDA	$175.0	$174.3
Median 12-month EBITDA	91.2	91.2
Weighted average net leverage through tranche(4)	6.1x	6.1x
Weighted average interest coverage(5)	1.6x	1.5x
Weighted average loan to value(6)	40.9%	40.6%
Percentage of debt investments with one or more financial covenants	55.1%	55.7%
Percentage of our debt investments that are sponsor backed	99.0%	99.9%
Percentage of loans and other debt in support of LBOs and acquisitions	67.2%	66.3%
Percentage of our debt portfolio subject to business cycle volatility	6.5%	6.2%
Average position size of our investments	$11.50	$11.80

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2025	March 31, 2024
New investments committed
Gross principal balance(1)	$74,788	$124,313
Net new investments committed	$74,788	$124,313
Investments, at cost
Investments, beginning of period	$2,048,601	$1,705,090
New investments purchased	76,620	104,737
Net accretion of discount on investments	1,834	1,962
Payment-in-kind	3,932	1,453
Net realized gain (loss) on investments	(3,660)	(1,939)
Investments sold or repaid	(68,182)	(62,307)
Investments, end of period	$2,059,145	$1,748,996
Principal amount of investments funded
First lien debt	$77,328	$106,360
Equity (2)	48	56
Total	$77,376	$106,416
Amount of investments sold/fully repaid, at principal
First lien debt	$28,873	$32,183
Second lien debt	—	3,300
Other debt investments	784	—
Total	$29,657	$35,483

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,969,016	96.8	1,948,548	96.0
Risk rating 3	61,841	3.0	67,300	3.3
Risk rating 4	3,879	0.2	13,908	0.7
Total	$2,034,736	100.0%	$2,029,756	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	2,052,730	99.7%	2,029,874	99.1%
Non-accrual	6,415	0.3	18,727	0.9
Total	$2,059,145	100.0%	$2,048,601	100.0%

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$54,191	$52,826
Less: Total expenses	24,166	24,670
Net investment income before taxes	30,025	28,156
Less: Excise tax expense	18	16
Net investment income after taxes	30,007	28,140
Net realized gain (loss)	(3,659)	(1,940)
Net change in unrealized appreciation (depreciation)	(5,856)	(1,355)
Net increase (decrease) in Members' Capital resulting from operations	$20,492	$24,845

Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income	$49,036	$50,880
Payment-in-kind	3,883	777
Dividend income	389	302
Other income	883	867
Total Investment Income	$54,191	$52,826
In the table above, total investment income increased from $52,826 for the three months ended March 31, 2024 to $54,191 for the three months ended March 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $1,748,996 as of March 31, 2024 to $2,059,145 as of March 31, 2025. This was partially offset by a decrease in our weighted average yield at cost of 10.2% at March 31, 2025 from 11.8% at March 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Expenses:
Interest and other financing expenses	$18,790	$19,915
Management fees	1,056	919
Income based incentive fees	2,788	2,614
Professional fees	663	576
Directors' fees	51	52
General and other expenses	818	594
Total expenses	$24,166	$24,670
Excise tax expense	$18	$16
Interest Expense and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $19,915 for the three months ended March 31, 2024 to $18,790 for the three months ended March 31, 2025. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees. This was partially offset by higher average borrowings outstanding over time. Our debt outstanding (at par) increased from $894,079 as of March 31, 2024 to $1,007,266 as of March 31, 2025.
Management Fees
Management fees were $1,056 and $919 for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $2,788 and $2,614 for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(3,660)	$(1,939)
Foreign currency and other transactions	1	(1)
Net realized gain (loss)	(3,659)	(1,940)
Net change in unrealized appreciation (depreciation):		—
Non-controlled/non-affiliated investments	(6,003)	(1,348)
Non-controlled/affiliated investments	118	—
Translation of assets and liabilities in foreign currencies	29	(7)
Net change in unrealized appreciation (depreciation)	(5,856)	(1,355)
Net realized and unrealized gains (losses)	$(9,515)	$(3,295)

For the three months ended March 31, 2025, net realized losses on our investments was $3,660, which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of one of our portfolio companies. For the three months ended March 31, 2024, net realized losses on our investments was $1,939, which was primarily due to the restructuring of two portfolio companies.
For the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $5,885 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.
See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2025, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2025, we had approximately $59.4 million of cash and cash equivalents, which taken together with our approximately $592.7 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $155.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $268.6 million.
Unregistered Sales of Equity Securities
As of March 31, 2025, we had received aggregate capital commitments of $1,000 million.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 and March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
Total Distributions			$0.54	$30,648
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
Total Distributions			$0.62	$27,771
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
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the three months ended March 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
Total	1,733,215	$32,827
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the March 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
Total	1,442,261	$27,619

Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(1)	600,000	451,581	148,419	600,000	435,288	164,712
BNP Funding Facility	500,000	196,000	304,000	500,000	215,000	285,000
JPM Funding Facility(2)	500,000	359,685	140,315	500,000	350,653	149,347
Total	$1,600,000	$1,007,266	$592,734	$1,675,000	$1,013,941	$661,059

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On May 8, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2025 through June 30, 2025, payable on or about July 3, 2025 to Unitholders of record as of June 30, 2025.

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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on, among other things, the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors— General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
Interest Rate Risk
We are subject to financial market risks, and most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$59,715	$(30,218)	$29,497
Up 200 basis points	$39,810	$(20,145)	$19,665
Up 100 basis points	$19,905	$(10,073)	$9,832
Up 25 basis points	$4,976	$(2,518)	$2,458
Down 25 basis points	$(4,976)	$2,518	$(2,458)
Down 100 basis points	$(19,905)	$10,073	$(9,832)
Down 200 basis points	$(39,810)	$20,145	$(19,665)
Down 300 basis points	$(59,715)	$30,218	$(29,497)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2025 or during the quarter ended March 31, 2024, as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

* Filed herewith
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: May 14, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)