Form 10-Q
period 2025-06-30
T Series Middle Market Loan Fund LLC
filed 2025-08-12
CIK 1885968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s limited liability company common units outstanding at August 12, 2025 was 59,974,447.

T Series Middle Market Loan Fund LLC
SIGNATURES

T Series Middle Market Loan Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,076,419 and $2,048,601)	$2,043,868	$2,029,756
Non-controlled/affiliated investments, at fair value (amortized cost of $14,340 and $— at June 30, 2025 and December 31, 2024, respectively)	14,452	—
Total investments, at fair value (cost of $2,090,759 and $2,048,601)	2,058,320	2,029,756
Cash and cash equivalents	54,489	40,638
Investments in unaffiliated money market fund (cost of $11,703 and $7,952)	11,703	7,952
Deferred financing costs	14,851	14,750
Interest and dividend receivable from non-controlled/non-affiliated investments	12,205	15,083
Interest and dividend receivable from non-controlled/affiliated investments	142	—
Receivable for investments sold/repaid	93	315
Other assets	114	327
Total assets	2,151,917	2,108,821
Liabilities
Debt	1,016,960	1,013,941
Payable to affiliates (Note 3)	2	127
Dividends payable	29,774	33,014
Management fees payable	1,056	1,025
Income based incentive fees payable	2,769	2,889
Interest and other financing costs payable	12,827	12,996
Accrued expenses and other liabilities	1,983	2,864
Total liabilities	1,065,371	1,066,856
Commitments and contingencies (Note 7)
Members' Capital
Common units (58,380,644 and 55,022,961 common units issued and outstanding)	$58	$55
Paid-in capital in excess of par value	1,130,062	1,066,763
Distributable earnings (loss)	(43,574)	(24,853)
Total members' capital	$1,086,546	$1,041,965
Total liabilities and members' capital	$2,151,917	$2,108,821
Net asset value per unit	$18.61	$18.94

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$50,472	$51,920	$99,435	$102,800
Payment-in-kind income	2,162	2,103	6,005	2,880
Dividend income	407	396	796	698
Other income	597	1,112	1,478	1,979
From non-controlled/affiliated investments:
Interest income	101	—	174	—
Payment-in-kind income	238	—	278	—
Other income	7	—	9	—
Total investment income	53,984	55,531	108,175	108,357
Expenses:
Interest and other financing expenses	18,617	20,841	37,407	40,756
Management fees	1,056	919	2,112	1,838
Income based incentive fees	2,769	2,766	5,557	5,380
Professional fees	942	448	1,605	1,024
Directors' fees	51	51	102	103
General and other expenses	736	735	1,554	1,329
Total expenses	24,171	25,760	48,337	50,430
Net investment income before taxes	29,813	29,771	59,838	57,927
Excise tax expense	—	—	18	16
Net investment income after taxes	29,813	29,771	59,820	57,911

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	35	(1)	(3,625)	(1,940)
Foreign currency and other transactions	4	2	5	1
Net realized gain (loss)	39	1	(3,620)	(1,939)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,719)	2,162	(14,722)	814
Non-controlled/affiliated investments	(6)	—	112	—
Translation of assets and liabilities in foreign currencies	82	(7)	111	(14)
Net change in unrealized appreciation (depreciation)	(8,643)	2,155	(14,499)	800
Net realized and unrealized gain (loss)	(8,604)	2,156	(18,119)	(1,139)
Net increase (decrease) in members' capital resulting from operations	$21,209	$31,927	$41,701	$56,772

Net investment income (loss) per unit (basic and diluted)	$0.51	$0.64	$1.04	$1.27
Earnings (loss) per unit (basic and diluted)	$0.36	$0.69	$0.73	$1.25
Weighted average units outstanding:	58,344,941	46,176,926	57,507,068	45,460,940

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands and per unit amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Members' Capital at beginning of period:	$1,064,636	$854,672	$1,041,965	$829,979
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	29,813	29,771	59,820	57,911
Net realized gain (loss)	39	1	(3,620)	(1,939)
Net change in unrealized appreciation (depreciation)	(8,643)	2,155	(14,499)	800
Net increase (decrease) in members’ capital resulting from operations	21,209	31,927	41,701	56,772
Distributions to unitholders from:
Distributable earnings	(29,774)	(28,670)	(60,422)	(56,441)
Total distributions to unitholders	(29,774)	(28,670)	(60,422)	(56,441)
Capital transactions:
Reinvestment of distributions	30,475	27,630	63,302	55,249
Net increase in Members' Capital resulting from capital transactions	30,475	27,630	63,302	55,249
Total increase (decrease) in Members' Capital	21,910	30,887	44,581	55,580
Members' Capital at end of period	$1,086,546	$885,559	$1,086,546	$885,559
Distributions per unit	$0.51	$0.62	$1.05	$1.24

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$41,701	$56,772
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	14,610	(814)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(111)	14
Net realized (gain) loss on investments	3,625	1,940
Net realized (gain) loss on foreign currency transactions	(5)	(1)
Investments in unaffiliated money market fund, net	(3,751)	—
Net accretion of discount and amortization of premium on investments	(3,701)	(3,956)
Payment-in-kind interest and dividend capitalized	(6,596)	(3,878)
Amortization of deferred financing costs	1,751	2,030
Purchases of investments and change in payable for investments purchased	(153,931)	(361,404)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	118,670	161,589
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	2,878	(161)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(142)	—
(Increase) decrease in prepaid expenses and other assets	213	(51)
(Decrease) increase in payable to affiliates	(125)	(931)
(Decrease) increase in management fees payable	31	—
(Decrease) increase in incentive fees payable	(120)	134
(Decrease) increase in interest payable	(169)	699
(Decrease) increase in accrued expenses and other liabilities	(881)	1,836
Net cash provided by (used in) operating activities	13,947	(146,182)
Cash flows from financing activities:
Borrowings on debt	53,000	263,354
Repayments on debt	(51,000)	(80,000)
Deferred financing costs paid	(1,852)	(3,112)
Tax withholding paid	(360)	(267)
Net cash provided by (used in) financing activities	(212)	179,975
Net increase (decrease) in cash and cash equivalents	13,735	33,793
Effect of foreign exchange rate changes on cash	116	(13)
Cash and cash equivalents, at beginning of period	40,638	45,064
Cash and cash equivalents, at end of period	$54,489	$78,844

T Series Middle Market Loan Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$178	$106
Accrued but unpaid dividends	$29,774	$28,669
Interest and financing costs paid	$35,828	$38,017
Dividend reinvestments	$63,302	$55,249
Non-cash purchases of investments	$(14,132)	$(15,186)
Non-cash sales of investments	$14,132	$15,186

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	374	$368	$374	0.03%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	09/14/2029	18,058	17,829	18,058	1.66
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	09/14/2029	—	(8)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	09/14/2028	—	(28)	—	—
								18,161	18,432	1.70
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.19%	06/11/2027	10,886	10,789	10,886	1.00
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	332	325	322	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	30	30	30	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	60	59	58	0.01
								11,203	11,296	1.04
Automobile Components
Continental Battery Company	(5) (11) (12) (13)	First Lien Debt	S +	7.00% PIK	11.29%	07/20/2028	6,473	6,415	2,124	0.20
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	9.29%	11/01/2029	12,076	11,821	12,076	1.11
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.29%	11/01/2029	2,532	2,460	2,532	0.23
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.29%	11/01/2029	1,015	984	1,015	0.09
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	11,233	11,052	10,629	0.98
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	2,680	2,641	2,535	0.23
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.95%	08/05/2027	1,217	1,187	1,087	0.10
								36,560	31,998	2.94
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	6,773	6,666	6,739	0.62
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	3,443	3,374	3,415	0.31
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	—	(17)	(6)	—
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.82%	08/15/2031	15,441	15,301	15,441	1.42
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.82%	08/15/2031	—	(18)	—	—
LeadVenture, Inc.	(5) (7) (10)	First Lien Debt	S +	5.25%	9.57%	06/23/2032	4,389	4,324	4,324	0.40
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.57%	06/23/2032	276	268	268	0.02
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.57%	06/23/2032	—	(6)	(6)	—
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.45%	06/02/2026	977	972	944	0.09
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.32%	05/24/2028	195	193	195	0.02
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.32%	05/24/2028	957	945	955	0.09
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.32%	05/24/2028	—	—	—	—
								32,002	32,269	2.97

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	2,700	$2,674	$2,693	0.25%
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(5)	(3)	—
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(3)	(1)	—
								2,666	2,689	0.25
Biotechnology
GraphPad Software, LLC	(5) (10)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	17,479	17,401	17,479	1.61
GraphPad Software, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	437	418	437	0.04
GraphPad Software, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	—	(7)	—	—
								17,812	17,916	1.65
Building Products
Project Potter Buyer, LLC	(5) (6) (10)	First Lien Debt	S +	5.50%	9.80%	04/23/2027	8,863	8,859	8,859	0.82
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.80%	04/23/2027	—	—	—	—
								8,859	8,859	0.82
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	26,518	26,208	25,104	2.31
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	1,016	995	960	0.09
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	—	(12)	(71)	(0.01)
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	7,768	7,689	7,277	0.67
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	868	861	799	0.07
								35,741	34,069	3.14
Commercial Services & Supplies
Atlas US Finco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.29%	12/10/2029	19,894	19,575	19,879	1.83
Atlas US Finco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.00%	9.29%	12/11/2028	—	(11)	(11)	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.30%	07/29/2029	8,342	7,960	7,555	0.70
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	2,905	2,882	2,902	0.27
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(8)	(2)	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	481	476	481	0.04
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	3,512	3,480	3,512	0.32
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(5)	—	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.43%	04/07/2028	394	391	387	0.04
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.43%	04/07/2028	65	64	62	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.43%	04/07/2028	9	8	8	—
Firebird Acquisition Corp, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	856	852	847	0.08

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)		Cost(4)	Fair Value	Percentage of Net Assets
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	29		$28	$24	—%
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	—		(1)	(2)	—
FLS Holding, Inc.	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	19,986		19,757	17,728	1.63
FLS Holding, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	4,686		4,633	4,157	0.38
FLS Holding, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.25%	9.68%	12/17/2027	1,538		1,522	1,321	0.12
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	2,641		2,606	2,627	0.24
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	5,328		5,230	5,284	0.49
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	61		54	58	0.01
Hercules Borrower, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.65%	12/15/2026	4,971		4,938	4,971	0.46
HSI Halo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.28%	06/30/2031	14,569		14,439	14,569	1.34
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	06/30/2031	451		440	451	0.04
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	06/28/2030	—		(15)	—	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.53%	10/02/2030	2,959		2,893	2,952	0.27
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.53%	10/02/2030	279		273	278	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	5.25%	9.53%	10/02/2029	129		120	128	0.01
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	17,484		17,285	17,484	1.61
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	981		969	981	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	—		(12)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	8,775		8,775	8,775	0.81
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	1,550		1,528	1,550	0.14
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	05/24/2030	152		142	152	0.01
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	4,105		4,065	4,065	0.37
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	—		(6)	(6)	—
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	—		(6)	(6)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	1,591		1,576	1,583	0.15
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	45		42	42	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	34		32	33	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.15%	12/08/2028	24,115		23,840	23,717	2.18
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.15%	12/08/2027	—		(23)	(47)	—
Surewerx Purchaser III, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	1,151		1,126	1,145	0.11
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.93%	12/28/2029	C$	318	229	232	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	46		43	45	—
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	102		98	101	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Sweep Midco, LLC	(5) (10) (15)	Second Lien Debt				03/12/2034	580	$290	$360	0.03%
Sweep Midco, LLC	(5) (10) (15)	Second Lien Debt				03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75% PIK	10.17%	06/30/2027	2,237	2,237	2,237	0.21
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75%	10.17%	06/30/2027	1,090	1,090	1,090	0.10
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.22%	03/13/2028	16,682	16,511	16,682	1.54
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.22%	03/13/2028	1,628	1,600	1,628	0.15
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.22%	03/13/2028	314	292	314	0.03
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.88%	08/20/2031	2,545	2,522	2,545	0.23
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.88%	08/20/2031	284	279	284	0.03
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.88%	08/20/2030	—	(5)	—	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.06%	09/29/2031	2,261	2,242	2,261	0.21
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.06%	09/29/2031	—	(2)	—	—
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	33,826	33,605	33,826	3.11
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	994	985	994	0.09
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	—	—	—	—
								213,926	212,233	19.53
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	8,609	8,464	8,318	0.77
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	—	(21)	(44)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.81%	10/19/2028	7,923	7,825	7,240	0.67
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.07%	02/01/2030	2,929	2,866	2,929	0.27
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.07%	02/01/2030	1,999	1,961	1,999	0.18
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.07%	02/01/2029	—	(9)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	6,649	6,619	6,649	0.61
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	1,391	1,380	1,391	0.13
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	—	(4)	—	—
								29,081	28,482	2.62
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	2,871	2,847	2,868	0.26
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	262	259	262	0.02
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	104	102	103	0.01
								3,208	3,233	0.30
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	10.08%	12/11/2028	28,261	27,954	24,847	2.29
Distributors
48Forty Solutions, LLC	(5) (9) (13)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	26,153	25,880	14,385	1.32
48Forty Solutions, LLC	(5) (13) (17)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	3,131	3,095	1,366	0.13

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	11.95%	02/23/2028	17,008	$16,784	$15,860	1.46%
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	7,438	7,324	7,438	0.68
Bradyplus Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	72	69	72	0.01
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	04/09/2030	31,603	31,323	31,603	2.91
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	04/09/2030	—	(3)	—	—
								84,472	70,724	6.51
Diversified Consumer Services
Any Hour, LLC	(5) (8) (10)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	10,569	10,433	10,375	0.95
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	299	278	242	0.02
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	842	823	813	0.07
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,058	3,010	2,966	0.27
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	22,101	21,761	22,101	2.03
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	5,260	5,164	5,260	0.48
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	10/24/2029	—	(24)	—	—
DA Blocker Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	5,290	5,240	5,277	0.49
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	—	(8)	(4)	—
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	165	160	164	0.02
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	943	934	943	0.09
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	9.28%	06/17/2031	11,375	11,274	11,375	1.05
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	06/17/2031	—	(9)	—	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	06/17/2030	167	156	167	0.02
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	1,069	1,050	1,069	0.10
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(2)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(3)	—	—
Express Wash Acquisition Company, LLC	(5) (6) (9) (11)	First Lien Debt	S +	6.25%	10.46%	04/10/2031	3,970	3,884	3,931	0.36
Express Wash Acquisition Company, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.46%	04/10/2031	—	(5)	(2)	—
FPG Intermediate Holdco, LLC	(5) (10) (12) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	03/05/2027	10,711	10,629	3,468	0.32
FPG Intermediate Holdco, LLC	(5) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	03/05/2027	419	419	419	0.04
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	21,075	20,999	20,304	1.87
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	03/01/2028	18,561	18,380	18,561	1.71

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Lightspeed Solution, LLC	(5) (7) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	03/01/2028	1,101	$1,090	$1,101	0.10%
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.57%	02/24/2031	1,299	1,288	1,299	0.12
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.57%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	1,648	1,614	1,648	0.15
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	3,225	3,157	3,225	0.30
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	347	339	347	0.03
								122,028	115,049	10.59
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.78%	04/26/2032	4,189	4,169	4,169	0.38
Accel International Holdings, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.78%	04/26/2032	—	(4)	(4)	—
Spark Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	933	920	909	0.08
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(9)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	19	16	14	—
								5,099	5,079	0.47
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	07/06/2028	13,010	12,870	9,888	0.91
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	07/06/2028	870	862	661	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	20,592	20,312	20,488	1.89
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	9,011	8,883	8,966	0.83
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	07/20/2029	294	269	283	0.03
Infinite Bidco, LLC	(8) (9)	First Lien Debt	S +	6.25%	10.57%	03/02/2028	2,473	2,429	2,473	0.23
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.54%	03/02/2029	4,300	3,839	3,706	0.34
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2030	24,083	23,727	23,934	2.20
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2029	—	(53)	(24)	—
NDT Global Holding, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	2,400	2,376	2,376	0.22
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	—	(5)	(5)	—
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	—	(5)	(5)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	1,466	1,453	1,455	0.13
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	(1)	(2)	—
NSI Holdings, Inc.	(5) (17)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	21	19	19	—
								76,975	74,213	6.83

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Financial Services
Applitools, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	6.25% PIK	10.55%	05/25/2029	8,805	$8,734	$8,717	0.80%
Applitools, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	6.25%	10.55%	05/25/2028	—	(9)	(9)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.58%	07/30/2029	952	932	952	0.09
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	07/30/2029	5,007	4,937	5,007	0.46
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	07/28/2028	294	290	294	0.03
Cliffwater, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.28%	04/22/2032	4,555	4,511	4,511	0.42
Cliffwater, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	04/22/2032	—	(4)	(4)	—
GC Waves Holdings, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	8,975	8,890	8,975	0.83
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	2,475	2,385	2,475	0.23
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.18%	10/04/2030	—	(5)	—	—
MAI Capital Management Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	1,930	1,912	1,930	0.18
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	451	439	446	0.04
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	109	105	109	0.01
PMA Parent Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.80%	01/31/2031	2,097	2,068	2,081	0.19
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.80%	01/31/2031	—	(2)	(1)	—
RFS Opco, LLC	(5) (8) (10)	First Lien Debt	S +	4.75%	9.05%	04/04/2031	3,970	3,959	3,970	0.37
RFS Opco, LLC	(5) (8) (17)	First Lien Debt	S +	3.50%	7.81%	04/04/2029	353	346	353	0.03
SitusAMC Holdings Corporation	(5) (7) (10)	First Lien Debt	S +	5.50%	9.80%	05/14/2031	21,935	21,821	21,935	2.02
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	5,625	5,562	5,625	0.52
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	—	(5)	—	—
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	02/16/2029	343	337	343	0.03
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	22,924	22,585	22,809	2.10
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	571	544	561	0.05
								90,332	91,079	8.38
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	13,643	13,462	13,643	1.26
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	3,368	3,289	3,368	0.31
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	—	(65)	—	—
								16,686	17,011	1.57
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.08%	03/13/2029	16,323	15,997	16,323	1.50
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	3,040	2,992	3,040	0.28
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(6)	—	—
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(9)	—	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.06%	12/03/2029	8,655	$8,517	$8,620	0.79%
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.06%	12/03/2029	—	(20)	(5)	—
								27,471	27,978	2.57
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.83%	09/15/2031	19,972	19,634	19,972	1.84
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	09/15/2031	—	(4)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	20,336	20,094	19,160	1.76
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	3,238	3,200	3,050	0.28
Gateway US Holdings, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	5,220	5,194	5,220	0.48
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	1,471	1,465	1,471	0.14
Gateway US Holdings, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	—	(1)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	9.11%	06/10/2028	5,876	5,856	5,876	0.54
Heartland Veterinary Partners, LLC	(5) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	2,749	2,722	2,749	0.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.11%	06/10/2028	13,305	13,263	13,305	1.22
Heartland Veterinary Partners, LLC	(5) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	1,069	1,059	1,069	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/10/2026	—	(3)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.49%	08/18/2028	7,282	7,214	7,282	0.67
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.49%	08/18/2028	23	23	23	—
Imagine 360, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	6,048	5,998	6,033	0.56
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	—	(4)	(2)	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	—	(4)	(1)	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (14)	First Lien Debt	S +	6.50%	10.93%	08/21/2026	12,899	12,771	12,641	1.16
Intelerad Medical Systems Incorporated	(5) (6) (14)	First Lien Debt	S +	6.50%	10.93%	08/21/2026	894	889	876	0.08
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	4,020	3,984	4,020	0.37
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	—	(7)	—	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	—	(5)	—	—
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	7,748	7,673	7,690	0.71
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	15,667	15,496	15,550	1.43
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	2,123	2,082	2,086	0.19
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	06/03/2030	24,284	23,916	24,284	2.24
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	06/03/2030	—	(2)	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	06/01/2029	—	(35)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.08%	08/31/2029	16,320	15,849	16,320	1.50
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.33%	08/31/2029	6,057	6,010	6,057	0.56
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	01/02/2029	2,570	2,549	2,567	0.24

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.30%	01/02/2029	1,291	$1,273	$1,289	0.12%
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	(1)	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	06/28/2029	2,646	2,620	2,646	0.24
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	03/18/2027	9,929	9,929	9,160	0.84
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	03/18/2027	1,128	1,109	1,037	0.10
								191,804	191,429	17.62
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.33%	09/19/2030	19,975	19,733	19,975	1.84
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	09/19/2029	—	(10)	—	—
								19,723	19,975	1.84
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	2,925	2,910	2,910	0.27
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	—	(3)	(3)	—
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	—	(3)	(3)	—
								2,904	2,904	0.27
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	21,516	21,340	21,516	1.98
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	4	2	3	—
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	—	(13)	—	—
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	9.58%	08/13/2029	34,831	34,390	34,657	3.19
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	7.18%	08/13/2029	€6,521	6,659	7,616	0.70
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	08/14/2028	—	(37)	(18)	—
Raptor Merger Sub Debt, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.80%	04/01/2029	31,744	31,115	31,564	2.91
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.80%	04/01/2029	733	685	719	0.07
								94,141	96,057	8.84
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.01%	08/31/2029	29,102	28,706	29,102	2.68
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.01%	08/31/2029	2,809	2,787	2,802	0.26
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.01%	08/31/2028	307	268	307	0.03
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,739	1,714	1,721	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	6,262	6,135	6,262	0.58
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	8,186	8,075	8,186	0.75
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	10/29/2029	—	(9)	—	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	11,907	11,751	11,907	1.10
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	10,208	10,144	10,208	0.94

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	135	$130	$135	0.01%
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	12,566	12,507	12,566	1.16
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	200	198	200	0.02
High Street Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	04/14/2028	27,506	27,183	27,506	2.53
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	6,826	6,718	6,826	0.63
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	10,065	9,901	10,065	0.93
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(19)	—	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.33%	08/25/2028	29,488	29,488	29,488	2.71
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	6.00%	10.53%	09/08/2027	12,538	12,435	11,159	1.03
Patriot Growth Insurance Services, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	2,992	2,978	2,992	0.28
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/14/2028	4,418	4,368	4,418	0.41
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.04%	11/01/2029	23,104	22,973	23,104	2.13
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.04%	11/01/2029	766	759	766	0.07
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	9.30%	04/03/2030	31,110	30,787	31,110	2.86
								229,977	230,830	21.24
Interactive Media & Services
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.22%	05/05/2028	4,595	4,547	4,390	0.40
IT Services
Apollo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	4,168	4,127	4,149	0.38
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	1,192	1,167	1,174	0.11
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(8)	(4)	—
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	23,275	23,025	22,956	2.11
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	5,237	5,188	5,165	0.48
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	986	960	947	0.09
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	8.93%	03/09/2028	12,287	12,150	12,201	1.12
GI DI Cornfield Acquisition, LLC	(5) (17)	First Lien Debt	S +	4.50%	8.93%	03/09/2028	—	(34)	(44)	—
Redwood Services Group, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.55%	06/15/2029	10,559	10,432	10,506	0.97
Redwood Services Group, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	06/15/2029	5,957	5,877	5,916	0.54
Ridge Trail US Bidco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	13,632	13,444	13,632	1.25
Ridge Trail US Bidco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	—	(32)	—	—
Ridge Trail US Bidco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.50%	8.80%	03/31/2031	425	404	425	0.04
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	10,147	10,050	10,122	0.93
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	935	914	926	0.09
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	106	93	102	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	1,810	$1,794	$1,810	0.17%
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	94	91	94	0.01
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	—	(2)	—	—
								89,640	90,077	8.29
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	13,448	13,328	13,448	1.24
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(12)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(13)	—	—
								13,303	13,448	1.24
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	24,266	24,095	23,756	2.19
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	917	899	859	0.08
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	4,186	4,137	4,182	0.38
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	23	20	23	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	10.93%	07/21/2027	6,302	6,267	6,302	0.58
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.50%	10.93%	07/21/2027	1,939	1,922	1,939	0.18
								37,340	37,061	3.41
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	10,423	9,983	10,423	0.96
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,100	1,084	1,100	0.10
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	273	263	273	0.03
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	1,697	1,682	1,697	0.16
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	221	218	221	0.02
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	—	(2)	—	—
								13,228	13,714	1.26
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	7,930	7,827	7,902	0.73
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	1,161	1,144	1,157	0.11
Caerus US 1, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	9.30%	05/25/2029	165	155	162	0.01
								9,126	9,221	0.85
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,855	5,800	5,831	0.54
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	153	0.01
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	4,678	4,587	4,641	0.43
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	8,051	7,902	7,980	0.73
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	1,754	1,746	1,754	0.16

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	—	$—	$—	—%
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	574	568	572	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	62	60	61	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(1)	—	—
ComPsych Investment Corp.	(7) (10)	First Lien Debt	S +	4.75%	9.02%	07/22/2031	2,317	2,307	2,317	0.21
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.02%	07/22/2031	—	(1)	—	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	3,031	2,986	3,031	0.28
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	—	(4)	—	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	09/22/2028	895	888	891	0.08
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.28%	09/22/2028	—	(1)	(1)	—
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	2,439	2,393	2,414	0.22
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	1,159	1,128	1,137	0.10
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	—	(12)	(7)	—
IQN Holding Corp.	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.58%	05/02/2029	7,974	7,925	7,974	0.73
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.58%	05/02/2029	2,597	2,572	2,572	0.24
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.58%	05/02/2028	471	468	471	0.04
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	440	436	440	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(2)	—	—
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(1)	—	—
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	05/06/2031	16,326	16,112	16,286	1.50
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.55%	05/06/2031	690	678	688	0.06
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	05/06/2030	842	821	838	0.08
								59,495	60,040	5.53
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	2,601	2,599	2,601	0.24
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	67	67	67	0.01
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	143	143	143	0.01
Inhabitiq, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	3,445	3,428	3,435	0.32
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(2)	(3)	—
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(2)	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	22,623	22,598	22,522	2.07
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	1,222	1,216	1,216	0.11
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	78	73	72	0.01
Zarya Intermediate, LLC	(5) (6) (10) (14)	First Lien Debt	S +	6.50%	10.83%	07/01/2027	26,896	26,896	26,896	2.48

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(5) (6) (14) (17)	First Lien Debt	S +	6.50%	10.83%	07/01/2027	—	$—	$—	—%
								57,015	56,947	5.24
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.82%	06/21/2029	21,571	21,327	21,571	1.99
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	1,146	1,142	1,146	0.11
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	—	(4)	—	—
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.30%	03/09/2028	—	(1)	—	—
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	06/28/2032	3,694	3,657	3,657	0.34
Apryse Software Corp.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.05%	06/28/2032	—	(3)	(3)	—
Artifact Bidco, Inc.	(5) (9)	First Lien Debt	S +	4.25%	8.55%	07/28/2031	10,566	10,472	10,566	0.97
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	8.55%	07/28/2031	—	(11)	—	—
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	8.55%	07/26/2030	—	(15)	—	—
AuditBoard, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	12,000	11,892	12,000	1.10
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(25)	—	—
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(20)	—	—
Banyan Software Holdings, LLC	(5) (6) (10)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	3,036	3,007	3,006	0.28
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	985	970	966	0.09
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	48	45	45	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.80%	05/14/2029	18,187	17,953	18,187	1.67
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.80%	05/15/2028	—	(13)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.53%	02/27/2030	17,535	17,211	17,535	1.61
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.53%	02/27/2030	—	(6)	—	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.53%	02/27/2029	—	(8)	—	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	06/28/2029	14,098	13,834	14,098	1.30
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	06/28/2029	—	(16)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	24,117	23,964	24,069	2.22
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	—	(22)	(7)	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	176	162	172	0.02
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.08%	08/29/2029	7,955	7,816	7,955	0.73
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.08%	08/29/2029	314	301	314	0.03
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	5,342	5,329	5,329	0.49
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	—	(1)	(1)	—
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	—	(2)	(2)	—
Espresso Bidco, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	5,032	4,959	4,957	0.46

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	—	$(10)	$(21)	—%
Espresso Bidco, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	—	(9)	(9)	—
Everbridge Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	22,188	22,089	22,188	2.04
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	2,529	2,509	2,529	0.23
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	(11)	—	—
Formstack Acquisition, Co.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	9,305	9,188	9,048	0.83
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	922	894	819	0.08
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	300	278	248	0.02
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	4,250	4,148	4,250	0.39
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	2,701	2,635	2,701	0.25
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	119	114	119	0.01
Granicus, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	01/17/2031	12,936	12,832	12,936	1.19
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	01/17/2031	1,916	1,908	1,916	0.18
Granicus, Inc.	(5) (17)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	252	237	252	0.02
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	10,155	10,116	10,155	0.93
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	500	494	500	0.05
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	102	97	102	0.01
Hootsuite, Inc.	(5) (9) (10) (14)	First Lien Debt	S +	5.50%	9.82%	05/22/2030	17,820	17,591	17,775	1.64
Hootsuite, Inc.	(5) (14) (17)	First Lien Debt	S +	5.50%	9.82%	05/22/2030	—	(24)	(5)	—
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.03%	01/25/2030	5,314	5,227	5,314	0.49
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.03%	01/25/2030	—	(8)	—	—
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.08%	06/24/2029	18,806	18,563	18,806	1.73
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.08%	06/24/2029	497	491	497	0.05
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.08%	06/24/2028	958	929	958	0.09
LogRhythm, Inc.	(5) (6) (10)	First Lien Debt	S +	7.50%	11.84%	07/02/2029	2,727	2,658	2,673	0.25
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.84%	07/02/2029	—	(7)	(5)	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.08%	07/22/2029	8,442	8,330	8,442	0.78
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.75%	13.25%	07/22/2028	—	(10)	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/10/2030	8,276	8,165	8,276	0.76
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.31%	09/10/2030	—	(22)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	06/11/2029	5,035	5,005	5,010	0.46
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	4,777	4,750	4,777	0.44
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	3,132	3,116	3,132	0.29
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.72%	04/28/2028	124	121	124	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Onit, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	5,194	$5,145	$5,158	0.47%
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	—	(11)	(16)	—
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	—	(7)	(5)	—
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	1,523	1,508	1,519	0.14
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	E +	5.25%	7.23%	10/30/2031	€560	603	656	0.06
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	SA +	5.50%	9.72%	10/30/2031	£187	241	255	0.02
Optimizely North America, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(2)	(1)	—
Project Leopard Holdings, Inc.	(8) (10) (14)	First Lien Debt	S +	5.25%	9.63%	07/20/2029	9,750	9,298	8,812	0.81
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.20%	04/15/2027	11,430	11,394	10,854	1.00
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.20%	04/15/2027	1,135	1,130	1,063	0.10
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.21%	12/07/2028	6,204	6,115	6,204	0.57
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.21%	12/07/2028	4,764	4,690	4,764	0.44
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.21%	12/07/2028	84	71	84	0.01
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	1,453	1,440	1,450	0.13
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(2)	(1)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(2)	—	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	3,266	3,221	3,234	0.30
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(8)	(12)	—
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	57	50	52	—
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	21,410	21,211	18,529	1.71
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	85	55	(424)	(0.04)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	11,556	11,504	11,556	1.06
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	457	453	457	0.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.45%	02/19/2030	—	(2)	—	—
								364,371	363,253	33.43
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	05/13/2032	7,559	7,484	7,484	0.69
CCI Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.30%	05/13/2032	—	(4)	(4)	—
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	2,515	2,485	2,515	0.23
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	592	583	590	0.05
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	36	32	36	—
								10,580	10,621	0.98
Total Debt Investments - non-controlled/non-affiliated								$2,057,430	$2,027,423	186.60%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (18)	Second Lien Debt	S +	6.25% incl 5.25% PIK)	10.58%	02/28/2030	8,754	$8,754	$8,754	0.81%
KWOR Acquisition, Inc.	(5) (6) (18)	Other Debt Investments	S +	8.00% PIK	12.30%	02/28/2030	2,968	2,968	2,968	0.27
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	02/28/2030	49	3	49	—
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	02/28/2030	71	5	71	0.01
								11,730	11,842	1.09
Total Debt Investments - non-controlled/affiliated								$11,730	$11,842	1.09%
Total Debt Investments								$2,069,160	$2,039,265	187.69%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	AcquisitionDate	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (15) (16)	Common Equity		02/03/2025	50,000	$48	$48	—%
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (15) (16)	Common Equity		12/20/2021	500,000	500	870	0.08
Surewerx Topco, LP	(5) (14) (15) (16)	Common Equity		12/28/2022	104	104	122	0.01
						652	1,040	0.10
Containers & Packaging
BP Purchaser, LLC	(5) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Distributors
48Forty Solutions, LLC	(5) (9) (10) (15) (16)	Common Equity		11/01/2024	3,969	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (16)	Preferred Equity	12.50% PIK	09/05/2024	45	444	447	0.04
LUV Car Wash	(5) (15) (16)	Common Equity		12/06/2022	1,260	1,260	799	0.07
						1,704	1,246	0.11
Electrical Equipment
Sparkstone Electrical Group	(5) (15) (16)	Common Equity		10/15/2024	1,500	150	105	0.01
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (15) (16)	Common Equity		12/17/2021	105,978	780	1,239	0.11
SDB Holdco, LLC	(5) (15) (16)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) 16)	Preferred Equity	6.00%PIK	03/29/2024	4,415,744	3,015	77	0.01

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		AcquisitionDate	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
							3,795	1,316	0.12

Insurance Services
Amerilife Holdings, LLC	(5) (15) (16)	Common Equity			09/01/2022	14,856	$410	$1,006	0.09%
Frisbee Holdings, LP (Fetch)	(5) (15) (16)	Common Equity			10/31/2022	18,287	233	447	0.04
Integrity Marketing Acquisition, LLC	(5) (16)	Preferred Equity		10.50%	12/21/2021	1,000,000	1,428	1,370	0.13
							2,071	2,823	0.26
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	5	—
Verdantas, LLC	(5) (16)	Preferred Equity		10.00%	05/03/2024	394,416	443	529	0.05
							447	534	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.09
Knockout Intermediate Holdings I, Inc.	(5) (16)	Preferred Equity		11.75%	06/25/2022	1,285	1,732	1,851	0.17
Revalize, Inc.	(5) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,154	3,376	3,183	0.29
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	263	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (16)	Preferred Equity	S +	10.50%	07/07/2022	2,123,800	2,985	3,143	0.29
							8,716	9,381	0.86
Total Equity Investments - non-controlled/non-affiliated							18,989	16,445	1.51
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	690	690	0.06
KWOR Intermediate I, Inc.	(5) (16) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	1,920	0.18
							2,610	2,610	0.24
Total Equity Investments - non-controlled/affiliated							$2,610	$2,610	0.24%
Total Equity Investments							$21,599	$19,055	1.75%
Total Portfolio Investments							$2,090,759	$2,058,320	189.44%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	4.18%	$11,703	$11,703	1.08%
Cash		54,489	54,489	5.01%
Total Cash and Cash Equivalents and Short Term Investments		$66,192	$66,192	6.09%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments		$2,156,951	$2,124,512	195.53%

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75%, 1-month E at 1.93%, 1-month S at 4.32%, the 3-month S at 4.29%, 6-month S at 4.15%, SA at 4.22% and the P at 7.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt”.
(11)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(12)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(13)	Investment was on non-accrual status as of June 30, 2025.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 8.25% of total assets as calculated in accordance with regulatory requirements.

(15)	Non-income producing security
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $19,055 or 1.75% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if     any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2025:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$790	$(356)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	456	—
Accel International Holdings, Inc.	Revolver	04/26/2032	721	(4)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	(3)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	447	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Amerilife Holdings, LLC	Revolver	08/31/2028	$3,381	$—
Answer Acquisition, LLC	Revolver	12/30/2026	1,834	(39)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(52)
Any Hour, LLC	Revolver	05/23/2030	717	(13)
Apex Service Partners, LLC	Revolver	10/24/2029	1,751	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,739	(12)
Apollo Acquisition, Inc.	Revolver	12/30/2030	883	(4)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	314	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—
Appfire Technologies, LLC	Revolver	03/09/2028	122	—
Applitools, Inc.	Revolver	05/25/2028	900	(9)
Apryse Software Corp.	Revolver	06/26/2032	306	(3)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	361	—
Aptean, Inc.	Revolver	01/30/2031	1,671	—
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(44)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	136	—
Associations, Inc.	Revolver	07/03/2028	20	—
Atlas US Finco, Inc.	Revolver	12/11/2029	885	(12)
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	643	(7)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	570	(3)
Banyan Software Holdings, LLC	Revolver	01/02/2031	278	(3)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	147	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	1,050	(8)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	365	—
Bullhorn, Inc.	Revolver	10/01/2029	118	—
CCI Buyer, Inc.	Revolver	05/13/2032	441	(4)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	467	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,761	(8)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,100	(5)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
Caerus US 1, Inc.	Revolver	05/25/2029	689	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	230	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	$133	$—
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,877	(26)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	1,475	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	249	—
Cerity Partners, LLC	Revolver	07/28/2028	294	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	883	(4)
Chase Intermediate, LLC	Revolver	10/30/2028	184	—
Cliffwater, LLC	Revolver	04/22/2032	433	(4)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	1,814	(2)
Consor Intermediate II, LLC	Revolver	05/12/2031	120	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	699	—
Coupa Holdings, LLC	Revolver	02/27/2029	536	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(4)
DA Blocker Corp.	Revolver	02/10/2032	386	(1)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	(7)
Diligent Corporation	Revolver	08/02/2030	2,176	(4)
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,831	(9)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	629	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	186	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	(1)
Emburse, Inc.	Revolver	05/28/2032	954	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	87	(2)
Energy Labs Holdings Corp.	Revolver	04/07/2028	83	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,385	(21)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(9)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	—
Essential Services Holding Corporation	Revolver	06/17/2030	1,227	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(18)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(2)
FLS Holding, Inc.	Revolver	12/17/2027	384	(43)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	$471	$(5)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	(2)
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	2,805	(77)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,575	(43)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	500	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	320	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	1,260	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	95	—
Fullsteam Operations, LLC	Revolver	11/27/2029	119	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	1,970	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	6,333	(44)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	546	—
GPS Merger Sub, LLC	Revolver	10/02/2029	437	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	842	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,281	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	113	—
Galway Borrower, LLC	Revolver	09/29/2028	296	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	—
Granicus, Inc.	Revolver	01/17/2031	1,546	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	3,964	—
GraphPad Software, LLC	Revolver	06/30/2031	1,651	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,161	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	3,114	(16)
Helios Service Partners, LLC	Revolver	03/19/2027	444	(2)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	193	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	189	—
Hootsuite, Inc.	Revolver	05/22/2030	2,000	(5)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	(2)
Imagine 360, LLC	Revolver	10/02/2028	532	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	(3)
Inhabitiq, Inc.	Revolver	01/12/2032	598	(2)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	$—	$—
Inszone Mid, LLC	Revolver	11/30/2029	1,269	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	300	(1)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	705	(7)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	298	(3)
KENG Acquisition, Inc.	Revolver	08/01/2029	675	(7)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	941	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	560	(6)
LeadVenture, Inc.	Revolver	06/23/2032	418	(6)
LegitScript, LLC	Revolver	06/24/2028	2,036	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	689	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	923	(5)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	398	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	284	(1)
MRI Software, LLC	Revolver	02/10/2027	1,327	(6)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	(24)
Mantech International CP	Delayed Draw Term Loan	12/14/2025	849	—
Mantech International CP	Revolver	09/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	478	(3)
Mobile Communications America, Inc.	Revolver	10/16/2029	375	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,067	(5)
NDT Global Holding, Inc.	Revolver	06/04/2032	533	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	(2)
NSI Holdings, Inc.	Revolver	11/17/2031	242	(2)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
Oak Purchaser, Inc.	Revolver	04/28/2028	496	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	(16)
Onit, Inc.	Revolver	01/27/2032	764	(5)
Optimizely North America, Inc.	Revolver	10/30/2031	225	(1)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PDI TA Holdings, Inc.	Revolver	02/03/2031	$156	$—
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(1)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,212	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Boost Purchaser, LLC	Delayed Draw Term Loan	08/19/2025	831	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	171	—
Project Potter Buyer, LLC	Revolver	04/23/2026	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,960	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	1,063	—
RFS Opco, LLC	Revolver	04/04/2029	647	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,263	(6)
Railpros Parent, LLC	Revolver	05/24/2032	632	(6)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,581	—
Randy's Holdings, Inc.	Revolver	11/01/2029	636	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,709	(10)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	1,300	(3)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	15	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	2,351	(12)
Revalize, Inc.	Revolver	04/15/2027	284	(14)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	—
Riskonnect Parent, LLC	Revolver	12/07/2028	830	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	7	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	693	(3)
Routeware, Inc.	Revolver	09/18/2031	136	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(1)
Runway Bidco, LLC	Revolver	12/17/2031	181	(1)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	5,215	—
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	—
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,190	(12)
Saturn Borrower, Inc.	Revolver	11/10/2028	479	(5)
Securonix, Inc.	Revolver	04/05/2029	3,697	(497)

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments (Unaudited)
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	Revolver	12/08/2027	$2,876	$(47)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	—
Smarsh, Inc.	Revolver	02/16/2029	461	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,183	(64)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(9)
Spark Buyer, LLC	Revolver	10/15/2031	169	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	(1)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(1)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	786	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	122	(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	165	(1)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,161	—
Tank Holding Corp.	Revolver	03/31/2028	1,333	(71)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	2,594	(7)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,218	(3)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	812	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(7)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	442	—
UHY Advisors, Inc.	Revolver	11/21/2031	117	—
V Global Holdings, LLC	Revolver	12/22/2027	224	(14)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(3)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(1)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	41	(3)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	52	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	500	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	228	—
Verdantas, LLC	Revolver	05/06/2030	912	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	—
Vertex Service Partners, LLC	Revolver	11/08/2030	86	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	345	—

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
June 30, 2025
(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vessco Midco Holdings, LLC	Revolver	07/24/2031	$189	$—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	339	—
Victors Purchaser, LLC	Revolver	08/15/2031	248	—
YI, LLC	Revolver	12/03/2029	1,373	(5)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	—
iCIMS, Inc.	Revolver	08/18/2028	132	0
mPulse Mobile, Inc.	Revolver	12/17/2027	2,873	(22)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$252,017	$(1,916)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$3,373	$—
Total Unfunded Commitments			$255,390	$(1,916)

(18) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$—	$14,340	$—	$112	$—	$14,452	$461
Total	$—	$14,340	$—	$112	$—	$14,452	$461

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC
Consolidated Schedules of Investments
December 31, 2024
(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	375	$368	$375	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	18,234	17,980	18,234	1.75
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(30)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(32)	—	—
								18,286	18,609	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	10,296	10,180	10,296	0.99
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	333	326	326	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	31	30	30	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	15	14	14	—
								10,550	10,666	1.02
Automobile Components
Continental Battery Company	(5) (6) (11) (12)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	6,473	6,415	4,571	0.44
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	12,137	11,878	12,137	1.16
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,220	1,165	1,220	0.12
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	561	529	561	0.05
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	11,291	11,085	10,929	1.05
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	2,693	2,632	2,528	0.24
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	600	563	523	0.05
								34,267	32,469	3.12
Automobiles
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	13,977	13,870	13,926	1.34
ARI Network Services, Inc.	(5) (7) (17)	First Lien Debt	S +	5..00%	9.36%	08/28/2026	14	14	14	—
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	6,354	6,242	6,279	0.60
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	1,861	1,812	1,818	0.17
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	154	137	142	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	15,441	15,293	15,429	1.48
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(19)	(2)	—
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	62	61	62	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	979	967	946	0.09
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	195	193	193	0.02
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	47	42	41	—
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	—	—	—
								38,612	38,848	3.73

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
June 30, 2025
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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position, or the consolidated results of operations as previously reported.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Money Market Funds
Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statement of Financial Condition.
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
As of both June 30, 2025 and December 31, 2024 the Company had certain investments in three and one portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2025 and December 31, 2024 was $46,438 and $18,727, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company accrued $0, and $18, respectively, of U.S. federal excise taxes. For the three and six months ended June 30, 2024, the Company accrued $—, and $16, respectively, of U.S. federal excise taxes.
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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently re-approved the renewal of the Investment Advisory Agreement in August 2025.
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
For the three and six months ended June 30, 2025, base management fees were $1,056, and $2,112, respectively. For the three and six months ended June 30, 2024, base management fees were $919, and $1,838, respectively. As of June 30, 2025 and December 31, 2024, $1,056 and $1,025 was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2025, $2,769 and $5,557 of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and six months ended June 30, 2024, $2,766 and $5,380 of income based incentive fees, respectively, were accrued to the Investment Adviser.
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
For the three and six months ended June 30, 2025, there were no capital gain incentive fees accrued to the Investment Adviser. For the three and six months ended June 30, 2024, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2025 and December 31, 2024, there were $2,769 and $2,889, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.
Administration Agreement
MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement will continue from year to year if approved annually by the Board, including a majority of the Independent Directors. The Administration Agreement was most recently re-approved in August 2025.
For the three and six months ended June 30, 2025, no expenses were incurred under the Administration Agreement. For the three and six months ended June 30, 2024, no expenses were incurred under the Administration Agreement.

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

The composition of the Company’s investment portfolio was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,044,804	$2,014,972	97.9%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,664	16,638	0.8	7,733	7,771	0.4
Other Debt Investments	7,692	7,655	0.4	4,494	4,527	0.2
Equity	21,599	19,055	0.9	19,814	19,829	1.0
Total	$2,090,759	$2,058,320	100.0%	$2,048,601	$2,029,756	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	0.9%	0.9%
Air Freight & Logistics	0.5	0.5
Automobile Components	1.6	1.6
Automobiles	1.6	1.9
Beverages	0.1	—
Biotechnology	0.9	0.9
Building Products	0.4	0.4
Chemicals	1.7	1.7
Commercial Services & Supplies	10.4	10.1
Construction & Engineering	1.3	1.3
Consumer Staples Distribution & Retail	0.2	0.1
Containers & Packaging	1.2	1.3
Distributors	3.4	4.0
Diversified Consumer Services	5.6	6.3
Electrical Equipment	0.3	0.1
Electronic Equipment, Instruments & Components	3.6	3.5
Financial Services	4.4	4.0
Ground Transportation	0.8	0.7
Health Care Equipment & Supplies	1.3	1.4
Health Care Providers & Services	9.4	9.7
Health Care Technology	1.0	1.0
Industrial Conglomerates	4.7	4.6
Insurance Services	11.4	12.3
Interactive Media & Services	0.2	0.2
IT Services	4.4	4.2
Life Sciences Tools & Services	0.7	0.7
Machinery	1.8	1.7
Multi-Utilities	0.7	0.7
Pharmaceuticals	0.6	0.4
Professional Services	3.6	3.4
Real Estate Management & Development	2.7	2.6
Software	18.1	17.7
Wireless Telecommunication Services	0.5	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$19,564	$19,868	1.0%	$16,649	$16,993	0.8%
Canada	56,171	56,634	2.8	52,932	52,990	2.6
United Kingdom	9,126	9,221	0.4	9,057	8,897	0.4
United States	2,005,898	1,972,597	95.8	1,969,963	1,950,876	96.2
Total	$2,090,759	$2,058,320	100.0%	$2,048,601	$2,029,756	100.0%

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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
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
As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses.
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
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$34,805	$1,980,167	$2,014,972	$—	$63,619	$1,934,010	$1,997,629
Second Lien Debt	—	3,706	12,932	16,638	—	3,706	4,065	7,771
Other Debt Investments	—	—	7,655	7,655	—	—	4,527	4,527
Equity	—	—	19,055	19,055	—	—	19,829	19,829
Total	$—	$38,511	$2,019,809	$2,058,320	$—	$67,325	$1,962,431	$2,029,756
Cash equivalents	$54,489	$—	$—	$54,489	$40,638	$—	$—	$40,638
Unaffiliated money market	$11,703	$—	$—	$11,703	$7,952	$—	$—	$7,952

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,956,062	$12,669	$7,487	$19,905	$1,996,123
Purchases of investments(1)	77,312	—	—	—	77,312
Proceeds from principal repayments and sales of investments(2)	(50,170)	—	—	—	(50,170)
Accretion of discount/amortization of premium	1,791	(2)	4	—	1,793
Payment-in-kind	1,967	178	201	318	2,664
Net change in unrealized appreciation (depreciation)	(6,832)	87	(37)	(1,168)	(7,950)
Net realized gains (losses)	37	—	—	—	37
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$1,980,167	$12,932	$7,655	$19,055	$2,019,809

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(6,858)	$87	$(37)	$(1,168)	$(7,976)
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

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,934,010	$4,065	$4,527	$19,829	$1,962,431
Purchases of investments(1)	153,732	8,642	2,881	2,657	167,912
Proceeds from principal repayments and sales of investments(2)	(130,287)	—	—	(2,102)	(132,389)
Accretion of discount/amortization of premium	3,545	1	7	—	3,553
Payment-in-kind	5,680	241	310	364	6,595
Net change in unrealized appreciation (depreciation)	(9,882)	(17)	(70)	(2,558)	(12,527)
Net realized gains (losses)	(4,487)	—	—	865	(3,622)
Transfers into/out of Level 3(3)	27,856	—	—	—	27,856
Fair value, end of period	$1,980,167	$12,932	$7,655	$19,055	$2,019,809

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(9,348)	$(17)	$(70)	$(2,122)	$(11,557)
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,667,116	$3,730	$1,609	$17,359	$1,689,814
Purchases of investments(1)	275,423	—	2,596	417	278,436
Proceeds from principal repayments and sales of investments(2)	(98,724)	—	—	—	(98,724)
Accretion of discount/amortization of premium	1,919	2	3	—	1,924
Payment-in-kind	1,653	61	49	662	2,425
Net change in unrealized appreciation (depreciation)	2,458	48	(3)	(264)	2,239
Net realized gains (losses)	(1)	—	—	—	(1)
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$1,849,844	$3,841	$4,254	$18,174	$1,876,113

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$1,607	$48	$(3)	$(265)	$1,387
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

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$1,623,959	$12,258	$1,593	$14,325	$1,652,135
Purchases of investments(1)	391,213	290	2,596	3,287	397,386
Proceeds from principal repayments and sales of investments(2)	(171,998)	(3,300)	—	—	(175,298)
Accretion of discount/amortization of premium	3,731	80	5	—	3,816
Payment-in-kind	2,866	62	65	885	3,878
Net change in unrealized appreciation (depreciation)	5,712	(5,549)	(5)	(323)	(165)
Net realized gains (losses)	(1,940)	—	—	—	(1,940)
Transfers into/out of Level 3(3)	(3,699)	—	—	—	(3,699)
Fair value, end of period	$1,849,844	$3,841	$4,254	$18,174	$1,876,113

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$3,800	$(5,676)	$(5)	$(322)	$(2,203)
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
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range(1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$1,974,596	Yield Analysis	Discount Rate	7.09%	27.46%	10.01%
	5,571	Market Approach	EBITDA Multiple	8.25x	10.00x	9.77x
Investments in second lien debt	4,178	Yield Analysis	Discount Rate	13.26%	15.29%	13.44%
	8,754	Market Approach	EBITDA Multiple			8.25x
Investments in other securities:
Other debt	4,687	Yield Analysis	Discount Rate	14.45%	15.20%	14.72%
	2,968	Market Approach	EBITDA Multiple			8.25x
Preferred equity	10,063	Income Approach	Discount Rate	8.25%	16.26%	13.15%
	2,457	Market Approach	EBITDA Multiple	11.80x	14.75x	14.14x
Common equity	4,091	Market Approach	EBITDA Multiple	3.90x	19.00x	13.40x
	2,444	Market Approach	Revenue Multiple	9.00x	22.25x	11.85x
Total investments	$2,019,809

(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2025, two debt investments with a combined fair value of $5.45 million transitioned from yield analysis to a market approach valuation technique. Also, two preferred equity positions with combined fair value of $2.37 million transitioned from income approach to market approach valuation technique.
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

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility(1)	3	$—	$—	$13,000	$13,000
Barclays Funding Facility	3	452,195	452,195	435,288	435,288
BNP Funding Facility	3	197,000	197,000	215,000	215,000
JPM Funding Facility	3	367,765	367,765	350,653	350,653
Total		$1,016,960	$1,016,960	$1,013,941	$1,013,941
(1) The CBA Subscription Facility was terminated March 4, 2025 (termination date).
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,195	147,805	600,000	435,288	164,712
BNP Funding Facility	500,000	197,000	303,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	367,765	132,235	500,000	350,653	149,347
Total	$1,600,000	$1,016,960	$583,040	$1,675,000	$1,013,941	$661,059

(1)	The CBA Subscription Facility was terminated March 4, 2025 (termination date).
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555, respectively.

(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate (1)	6.54%	7.84%	6.60%	7.84%
Combined weighted average effective interest rate (2)	6.88%	8.23%	6.94%	8.28%
Combined weighted average debt outstanding	$1,008,273	$947,595	$1,017,136	$916,351
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements for each of the credit facilities.
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

The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended(1)
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$—	$3,480	$68	$7,713
Facility unused commitment fees	—	7	36	14
Amortization of deferred financing costs	—	103	66	217
Total	$—	$3,590	$170	$7,944
Weighted average interest rate	—%	7.45%	6.36%	7.46%
Weighted average effective interest rate	—%	7.67%	6.30%	7.67%
Weighted average outstanding balance	$—	$187,885	$6,095	$208,016
(1) For the quarter ended June 30, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

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

The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending June 9, 2028 and a final maturity date of the earlier of (i) June 9, 2035 and (ii) on or after June 9, 2030, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Securities Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the PRIMCAN Index and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility is 1.90% per annum.

The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$7,372	$6,780	$14,780	$13,482
Facility unused commitment fees	188	456	375	773
Amortization of deferred financing costs	295	294	586	802
Total	$7,855	$7,530	$15,741	$15,057
Weighted average interest rate	6.46%	7.69%	6.52%	7.70%
Weighted average effective interest rate	6.72%	8.02%	6.77%	8.16%
Weighted average outstanding balance	$451,288	$354,821	$451,144	$352,085

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
The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,219	$3,275	$6,753	$6,574
Facility unused commitment fees	656	120	963	239
Amortization of deferred financing costs	246	166	490	332
Total	$4,121	$3,561	$8,206	$7,145
Weighted average interest rate	6.57%	8.16%	6.58%	8.16%
Weighted average effective interest rate	7.08%	8.57%	7.05%	8.58%
Weighted average outstanding balance	$193,714	$161,500	$204,282	$161,956
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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$6,085	$4,947	$12,140	$7,944
Facility unused commitment fees	250	867	541	1,987
Amortization of deferred financing costs	307	346	610	679
Total	$6,642	$6,160	$13,291	$10,610
Weighted average interest rate	6.63%	8.17%	6.71%	8.22%
Weighted average effective interest rate	6.96%	8.75%	7.05%	8.92%
Weighted average outstanding balance	$363,271	$243,389	$359,589	$194,293

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $255,390 and $269,334, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2025 and December 31, 2024, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $155,000 and $155,000, respectively, were unfunded.

(8) MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2025	December 31, 2024
Net distributable earnings (accumulated losses), beginning of period	$(24,853)	$(13,679)
Net investment income (loss)	59,820	121,296
Net realized gain (loss)	(3,620)	(12,637)
Net unrealized appreciation (depreciation)	(14,499)	(850)
Distributions to unitholders	(60,422)	(118,957)
Tax reclassification of members' capital	—	(26)
Net distributable earnings (accumulated losses), end of period	$(43,574)	$(24,853)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 and for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
Total Distributions			$1.05	$60,422
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
Total Distributions			$1.24	$56,441
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
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
Total	3,357,683	$63,302
The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
Total	2,890,338	$55,249

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Common Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase in Members' Capital from operations	$21,209	$31,927	$41,701	$56,772
Weighted average Common Units outstanding	58,344,941	46,176,926	57,507,068	45,460,940
Basic and diluted earnings (loss) per Common Unit	$0.36	$0.69	$0.73	$1.25
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.94	$19.15
Net investment income (loss)	1.04	1.27
Net unrealized and realized gain (loss)(2)	(0.32)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.72	1.24
Dividends declared	(1.05)	(1.24)
Total increase (decrease) in net assets	(0.33)	—
Net asset value, end of period	$18.61	$19.15
Units outstanding, end of period	58,380,644	46,240,578
Weighted average units outstanding	57,507,068	45,460,940
Total return based on net asset value(3)	3.86%	6.59%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,086,546	$885,559
Ratio of total expenses to average Members’ Capital(4)	8.40%	10.91%
Ratio of net investment income to average Members’ Capital(4)	11.54%	13.85%
Ratio of total contributed capital to total committed capital, end of period	84.50%	73.50%
Asset coverage ratio(5)	207.00%	183.00%
Portfolio turnover rate	5.81%	9.16%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On August 5, 2025, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2025 through September 30, 2025, payable on or about October 3, 2025 to unitholders of record as of September 30, 2025.
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	As of
	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,044,804	$2,014,972	97.9%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,664	16,638	0.8	7,733	7,771	0.4
Other Debt Investments	7,692	7,655	0.4	4,494	4,527	0.2
Equity	21,599	19,055	0.9	19,814	19,829	1.0
Total	$2,090,759	$2,058,320	100.0%	$2,048,601	$2,029,756	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost(3)	9.9%	10.3%
Weighted average yield on debt and income producing investments, at fair value(3)	10.0%	10.4%
Number of portfolio companies	184	172
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average 12-month EBITDA	$175.0	$174.3
Median 12-month EBITDA	93.2	91.2
Weighted average net leverage through tranche(4)	6.2x	6.1x
Weighted average interest coverage(5)	1.6x	1.5x
Weighted average loan to value(6)	41.3%	40.6%
Percentage of debt investments with one or more financial covenants	54.6%	55.7%
Percentage of our debt investments that are sponsor backed	99.0%	99.9%
Percentage of loans and other debt in support of LBOs and acquisitions	66.8%	66.3%
Percentage of our debt portfolio subject to business cycle volatility	5.6%	6.2%
Average position size of our investments	$11.19	$11.80

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2025	June 30, 2024
New investments committed
Gross principal balance(1)	$70,041	$357,540
Net new investments committed	$70,041	$357,540
Investments, at cost
Investments, beginning of period	$2,059,145	$1,748,996
New investments purchased	77,311	278,546
Net accretion of discount on investments	1,867	1,994
Payment-in-kind	2,664	2,425
Net realized gain (loss) on investments	38	(1)
Investments sold or repaid	(50,266)	(99,263)
Investments, end of period	$2,090,759	$1,932,697
Principal amount of investments funded
First lien debt	$77,974	$279,106
Other debt investments	—	2,649
Equity (2)	—	417
Total	$77,974	$282,172
Amount of investments sold/fully repaid, at principal
First lien debt	$87,503	$76,914
Other debt investments	1,318	—
Total	$88,821	$76,914

(1)	Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)	Represents dollar amount of equity funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$41,786	2.0%	$—	—%
Risk rating 2	1,964,382	95.5	1,948,548	96.0
Risk rating 3	29,700	1.4	67,300	3.3
Risk rating 4	22,452	1.1	13,908	0.7
Total	$2,058,320	100.0%	$2,029,756	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	2,044,321	97.8%	2,029,874	99.1%
Non-accrual	46,438	2.2	18,727	0.9
Total	$2,090,759	100.0%	$2,048,601	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$53,984	$55,531	$108,175	$108,357
Less: Total expenses	24,171	25,760	48,337	50,430
Net investment income before taxes	29,813	29,771	59,838	57,927
Less: Excise tax expense	—	—	18	16
Net investment income after taxes	29,813	29,771	59,820	57,911
Net realized gain (loss)	39	1	(3,620)	(1,939)
Net change in unrealized appreciation (depreciation)	(8,643)	2,155	(14,499)	800
Net increase (decrease) in Members' Capital resulting from operations	$21,209	$31,927	$41,701	$56,772

Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$50,573	$51,920	$99,609	$102,800
Payment-in-kind	2,400	2,103	6,283	2,880
Dividend income	407	396	796	698
Other income	604	1,112	1,487	1,979
Total Investment Income	$53,984	$55,531	$108,175	$108,357
In the table above, total investment income decreased from $55,531 for the three months ended June 30, 2024 to $53,984 for the three months ended June 30, 2025 and decreased from $108,357 for the six months ended June 30, 2024 to $108,175 for the six months ended June 30, 2025. This was due to a decrease in our weighted average yield at cost of 9.9% at June 30, 2025 as compared to 11.8% at June 30, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio. This was partially offset by an increase in our investment portfolio at amortized cost from $1,932,697 as of June 30, 2024 to $2,090,759 as of June 30, 2025.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Interest and other financing expenses	$18,617	$20,841	$37,407	$40,756
Management fees	1,056	919	2,112	1,838
Income based incentive fees	2,769	2,766	5,557	5,380
Professional fees	942	448	1,605	1,024
Directors' fees	51	51	102	103
General and other expenses	736	735	1,554	1,329
Total expenses	$24,171	$25,760	$48,337	$50,430
Excise tax expense	$—	$—	$18	$16
Interest Expense and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $20,841 for the three months ended June 30, 2024 to $18,617 for the three months ended June 30, 2025 and decreased from $40,756 for the six months ended June 30, 2024 to $37,407 for the six months ended June 30, 2025. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees. Additionally, our debt outstanding (at par) decreased from $1,064,381 as of June 30, 2024 to $1,016,960 as of June 30, 2025.
Management Fees
Management fees were $1,056 and $2,112 for the three and six months ended June 30, 2025, respectively. Management fees were $919 and $1,838 for the three and six months ended June 30, 2024, respectively. The increase was primarily due to an increase in capital called.
Incentive Fees
The income-based incentive fees were $2,769 and $5,557 for the three and six months ended June 30, 2025, respectively. The income-based incentive fees were $2,766 and $5,380 for the three and six months ended June 30, 2024, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$35	$(1)	$(3,625)	$(1,940)
Foreign currency and other transactions	4	2	5	1
Net realized gain (loss)	39	1	(3,620)	(1,939)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,719)	2,162	(14,722)	814
Non-controlled/affiliated investments	(6)	—	112	—
Translation of assets and liabilities in foreign currencies	82	(7)	111	(14)
Net change in unrealized appreciation (depreciation)	(8,643)	2,155	(14,499)	800
Net realized and unrealized gains (losses)	$(8,604)	$2,156	$(18,119)	$(1,139)

For the six months ended June 30, 2025, net realized loss on our investments was $3,620, which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of one of our portfolio companies. For the six months ended June 30, 2024, net realized loss on our investments was $1,939, which was primarily due to the restructuring of two portfolio companies.
For the six months ended June 30, 2025, net change in unrealized depreciation on our investments of $14,499 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the six months ended June 30, 2024, net change in unrealized appreciation on our investments of $800 was primarily driven by changes in spreads in the primary and secondary markets.
See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of June 30, 2025, we had four revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2025, we had approximately $66.2 million of cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $583.0 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $155.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $255.4 million.
Unregistered Sales of Equity Securities
As of June 30, 2025, we had received aggregate capital commitments of $1,000 million.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.
There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
Total Distributions			$1.05	$60,422
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
Total Distributions			$1.24	$56,441
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
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the six months ended June 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
Total	3,357,683	$63,302
The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the June 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
Total	2,890,338	$55,249

Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,195	147,805	600,000	435,288	164,712
BNP Funding Facility	500,000	197,000	303,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	367,765	132,235	500,000	350,653	149,347
Total	$1,600,000	$1,016,960	$583,040	$1,675,000	$1,013,941	$661,059

(1)	The CBA Subscription Facility was terminated March 4, 2025.
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.

(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On August 5, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2025 through September 30, 2025, payable on or about October 3, 2025 to Unitholders of record as of September 30, 2025.

On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan, age 49, as our Chief Investment Officer of the Company and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.
Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.

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
As of June 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$60,906	$(30,480)	$30,426
Up 200 basis points	$40,604	$(20,320)	$20,284
Up 100 basis points	$20,302	$(10,160)	$10,142
Up 25 basis points	$5,075	$(2,540)	$2,535
Down 25 basis points	$(5,075)	$2,540	$(2,535)
Down 100 basis points	$(20,302)	$10,160	$(10,142)
Down 200 basis points	$(40,604)	$20,320	$(20,284)
Down 300 basis points	$(60,906)	$30,480	$(30,426)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended June 30, 2025 or during the quarter ended June 30, 2024, as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1
Third Amended and Restated Credit and Security Agreement, dated as of June 9, 2025, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T Series Middle Market Loan Fund LLC, as Servicer. (1)

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
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on June 12, 2025 (File No. 814-01453).
* Filed herewith

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 12, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (principal executive officer)

Dated: August 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)