Form 10-Q
period 2025-09-30
T Series Middle Market Loan Fund LLC
filed 2025-11-12
CIK 1885968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of the registrant’s limited liability company common units outstanding at November 12, 2025 was 61,623,231.

T Series Middle Market Loan Fund LLC

T Series Middle Market Loan Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,076,211 and $2,048,601)	$2,044,505	$2,029,756
Non-controlled/affiliated investments, at fair value (amortized cost of $14,559 and $—)	14,045	—
Total investments, at fair value (cost of $2,090,770 and $2,048,601)	2,058,550	2,029,756
Cash and cash equivalents	40,741	40,638
Investments in unaffiliated money market fund (cost of $11,105 and $7,952)	11,105	7,952
Deferred financing costs	14,020	14,750
Interest and dividend receivable from non-controlled/non-affiliated investments	12,365	15,083
Interest and dividend receivable from non-controlled/affiliated investments	132	—
Receivable for investments sold/repaid	210	315
Other assets	3,507	327
Total assets	2,140,630	2,108,821
Liabilities
Debt	982,959	1,013,941
Payable to affiliates (Note 3)	2	127
Distribution payable	30,587	33,014
Management fees payable	1,056	1,025
Income based incentive fees payable	2,791	2,889
Interest and other financing costs payable	12,410	12,996
Accrued expenses and other liabilities	2,252	2,864
Total liabilities	1,032,057	1,066,856
Commitments and contingencies (Note 7)
Members' Capital
Common units (59,974,447 and 55,022,961 common units issued and outstanding)	$60	$55
Paid-in capital in excess of par value	1,159,721	1,066,763
Distributable earnings (loss)	(51,208)	(24,853)
Total members' capital	$1,108,573	$1,041,965
Total liabilities and members' capital	$2,140,630	$2,108,821
Net asset value per unit	$18.48	$18.94

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$50,277	$55,768	$149,712	$158,567
Payment-in-kind income	1,800	2,385	7,805	5,266
Dividend income	404	407	1,200	1,105
Other income	579	1,215	2,057	3,195
From non-controlled/affiliated investments:
Interest income	112	—	286	—
Payment-in-kind income	212	—	490	—
Other income	7	—	16	—
Total investment income	53,391	59,775	161,566	168,133
Expenses:
Interest and other financing expenses	18,148	22,308	55,555	63,064
Management fees	1,056	956	3,168	2,794
Income based incentive fees	2,791	3,000	8,348	8,379
Professional fees	755	779	2,360	1,803
Directors' fees	51	51	153	154
General and other expenses	514	388	2,068	1,719
Total expenses	23,315	27,482	71,652	77,913
Net investment income before taxes	30,076	32,293	89,914	90,220
Excise tax expense	28	—	46	16
Net investment income after taxes	30,048	32,293	89,868	90,204

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(7,320)	(10,715)	(10,945)	(12,655)
Foreign currency and other transactions	8	3	13	5
Net realized gain (loss)	(7,312)	(10,712)	(10,932)	(12,650)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	863	4,313	(13,859)	5,125
Non-controlled/affiliated investments	(626)	—	(514)	—
Translation of assets and liabilities in foreign currencies	(20)	16	91	3
Net change in unrealized appreciation (depreciation)	217	4,329	(14,282)	5,128
Net realized and unrealized gain (loss)	(7,095)	(6,383)	(25,214)	(7,522)
Net increase (decrease) in members' capital resulting from operations	$22,953	$25,910	$64,654	$82,682

Net investment income (loss) per unit (basic and diluted)	$0.50	$0.65	$1.54	$1.92
Earnings (loss) per unit (basic and diluted)	$0.38	$0.52	$1.11	$1.76
Weighted average units outstanding (basic and diluted):	59,939,800	49,949,722	58,326,890	46,968,123

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands and per unit amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Members' Capital at beginning of period:	$1,086,546	$885,559	$1,041,965	$829,979
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	30,048	32,293	89,868	90,204
Net realized gain (loss)	(7,312)	(10,712)	(10,932)	(12,650)
Net change in unrealized appreciation (depreciation)	217	4,329	(14,282)	5,128
Net increase (decrease) in members’ capital resulting from operations	22,953	25,910	64,654	82,682
Distributions to unitholders from:
Distributable earnings	(30,587)	(29,502)	(91,009)	(85,943)
Total distributions to unitholders	(30,587)	(29,502)	(91,009)	(85,943)
Capital transactions:
Issuance of common units	-	60,000	-	60,000
Reinvestment of distributions	29,661	28,552	92,963	83,801
Net increase in Members' Capital resulting from capital transactions	29,661	88,552	92,963	143,801
Total increase (decrease) in Members' Capital	22,027	84,960	66,608	140,540
Members' Capital at end of period	$1,108,573	$970,519	$1,108,573	$970,519
Distributions per unit	$0.51	$0.58	$1.56	$1.82

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$64,654	$82,682
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	14,373	(5,125)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(91)	(3)
Net realized (gain) loss on investments	10,945	12,655
Net realized (gain) loss on foreign currency transactions	(13)	(5)
Investments in unaffiliated money market fund, net	(3,153)	—
Net accretion of discount and amortization of premium on investments	(5,809)	(6,491)
Payment-in-kind interest and dividend capitalized	(8,335)	(5,962)
Amortization of deferred financing costs	2,612	3,050
Purchases of investments and change in payable for investments purchased	(258,864)	(580,775)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	220,005	273,258
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	2,718	(2,795)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(132)	—
(Increase) decrease in other assets	(3,180)	(18)
(Decrease) increase in payable to affiliates	(125)	(907)
(Decrease) increase in management fees payable	31	37
(Decrease) increase in incentive fees payable	(98)	368
(Decrease) increase in interest payable	(586)	3,106
(Decrease) increase in accrued expenses and other liabilities	(612)	137
Net cash provided by (used in) operating activities	34,340	(226,788)
Cash flows from financing activities:
Borrowings on debt	88,000	375,354
Repayments on debt	(120,000)	(196,000)
Proceeds from issuance of Common Units	—	60,000
Deferred financing costs paid	(1,882)	(6,010)
Tax withholding paid	(473)	(383)
Net cash provided by (used in) financing activities	(34,355)	232,961
Net increase (decrease) in cash and cash equivalents	(15)	6,173
Effect of foreign exchange rate changes on cash	118	6
Cash and cash equivalents, at beginning of period	40,638	45,064
Cash and cash equivalents, at end of period	$40,741	$51,243
Supplemental information and non-cash activities:
Excise tax paid	$178	$106
Accrued but unpaid dividends	$30,587	$29,503
Interest and financing costs paid	$53,529	$57,205
Dividend reinvestments	$92,963	$83,801
Non-cash purchases of investments	$(18,709)	$(15,370)
Non-cash sales of investments	$18,709	$15,370

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.10%	12/22/2026	373	$368	$373	0.03%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	18,012	17,795	18,012	1.62
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	—	(8)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.31%	09/14/2028	—	(26)	—	—
								18,129	18,385	1.66
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.92%	06/11/2027	10,858	10,774	10,858	0.98
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	331	324	319	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	30	30	29	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	60	59	58	0.01
								11,187	11,264	1.02
Automobile Components
Continental Battery Company	(5) (11) (12) (13)	First Lien Debt		7.00% PIK	11.29%	07/20/2028	6,473	6,415	1,992	0.18
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	12,045	11,802	11,924	1.08
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	2,912	2,838	2,871	0.26
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	1,015	986	998	0.09
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	11,204	11,036	10,696	0.96
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	2,673	2,637	2,552	0.23
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.89%	08/05/2027	963	937	854	0.08
								36,651	31,887	2.88
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	6,756	6,654	6,722	0.61
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	3,568	3,501	3,539	0.32
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	157	142	152	0.01
Drivecentric Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	16,566	16,420	16,555	1.49
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(5)	(5)	—
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(17)	—	—
LeadVenture, Inc.	(5) (7) (10)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	4,389	4,325	4,389	0.40
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	276	268	276	0.02
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	—	(6)	—	—
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	975	972	970	0.09
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	195	193	195	0.02
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	1,262	1,249	1,262	0.11
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	—	—	—	—
								33,696	34,055	3.07
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	2,693	2,668	2,686	0.24
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(5)	(3)	—
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	112	109	112	0.01
								2,772	2,795	0.25
Building Products

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(5) (6) (10)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	8,840	8,837	8,840	0.80
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	—
								8,837	8,840	0.80
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	26,449	26,166	24,963	2.25
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	1,014	994	955	0.09
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	—	(11)	(75)	(0.01)
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	7,748	7,676	7,197	0.65
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	885	879	808	0.07
								35,704	33,848	3.05
Commercial Services & Supplies
Atlas US Finco, Inc.	(5) (6) (10) (14)	First Lien Debt	S +	5.00%	9.33%	12/09/2029	16,864	16,575	16,864	1.52
Atlas US Finco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/10/2029	2,980	2,966	2,980	0.27
Atlas US Finco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.00%	9.33%	12/09/2028	—	(11)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.00%	07/29/2029	8,535	8,174	7,354	0.66
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	3,377	3,353	3,377	0.30
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(8)	—	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(5)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	3,503	3,472	3,503	0.32
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(5)	—	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	393	390	384	0.03
Energy Labs Holdings Corp.	(5) (6)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	115	114	112	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	12	12	10	—
Firebird Acquisition Corp, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	858	854	858	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	77	76	77	0.01
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	(1)	—	—
FLS Holding, Inc.	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	19,935	19,720	17,046	1.54
FLS Holding, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	4,674	4,624	3,997	0.36
FLS Holding, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.25%	9.51%	12/17/2027	1,898	1,884	1,620	0.15
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	2,634	2,604	2,630	0.24
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	7,696	7,584	7,683	0.69
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	111	106	110	0.01
Hercules Borrower, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	12/15/2028	4,971	4,941	4,971	0.45
HSI Halo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	14,532	14,407	14,474	1.31
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	1,304	1,289	1,294	0.12
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	(14)	(7)	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	2,952	2,888	2,944	0.27
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	278	272	278	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	5.25%	9.56%	10/02/2029	86	78	85	0.01

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	17,439	17,253	17,439	1.57
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	979	967	979	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	—	(11)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	8,775	8,775	8,753	0.79
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	1,910	1,888	1,902	0.17
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	152	142	149	0.01
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	4,105	4,066	4,064	0.37
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(6)	(13)	—
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(6)	(6)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	1,591	1,577	1,586	0.14
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	45	42	43	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	34	33	34	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	9.85%	12/08/2028	24,053	23,795	23,512	2.12
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.85%	12/08/2027	—	(21)	(65)	(0.01)
Surewerx Purchaser III, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	1,194	1,170	1,194	0.11
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.70%	12/28/2029	C$317	229	228	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	—	(2)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	9.25%	12/28/2028	73	69	73	0.01
Sweep Midco, LLC	(5) (10)	Second Lien Debt				03/12/2034	580	290	363	0.03
Sweep Midco, LLC	(5) (10)	Second Lien Debt				03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75% PIK	9.91%	06/30/2027	2,288	2,288	2,288	0.21
Sweep Purchaser, LLC	(5) (6) (10)	First Lien Debt	S +	5.75%	9.91%	06/30/2027	1,087	1,087	1,087	0.10
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	17,045	16,859	17,002	1.53
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	1,760	1,729	1,753	0.16
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	—	(25)	(6)	—
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	4,180	4,140	4,163	0.38
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	283	276	281	0.03
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(4)	—	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	2,319	2,300	2,319	0.21
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	—	(2)	—	—
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	33,739	33,544	33,739	3.04
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	991	984	991	0.09
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	—	—	—	—
								219,761	216,496	19.53
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	8,587	8,449	8,440	0.76
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	—	(19)	(22)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.91%	10/19/2028	7,903	7,811	7,178	0.65
LJ Avalon Holdings, LLC	(5) (6) (9) (10)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	4,100	4,039	4,100	0.37
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	3,651	3,604	3,645	0.33
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	6,632	6,603	6,632	0.60

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	1,387	1,377	1,387	0.13
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(4)	—	—
								31,850	31,360	2.83
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	3,125	3,099	3,125	0.28
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	104	102	104	0.01
								3,201	3,229	0.29
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.80%	12/11/2028	28,192	27,905	23,873	2.15
Distributors
48Forty Solutions, LLC	(5) (9) (13)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	26,151	25,874	13,729	1.24
48Forty Solutions, LLC	(5) (13) (17)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	3,131	3,050	1,268	0.11
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	11.65%	02/23/2028	17,008	16,803	16,242	1.47
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	7,420	7,311	7,420	0.67
Bradyplus Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	72	69	72	0.01
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	32,076	31,808	32,076	2.89
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	—	(3)	—	—
								84,912	70,807	6.39
Diversified Consumer Services
Any Hour, LLC	(5) (8) (10)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	10,542	10,412	10,384	0.94
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	299	279	252	0.02
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	935	917	912	0.08
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,159	3,113	3,061	0.28
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	22,045	21,719	22,045	1.99
Apex Service Partners, LLC	(5) (6) (9) (10)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	5,247	5,155	5,247	0.47
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.20%	10/24/2029	—	(23)	—	—
DA Blocker Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	5,290	5,241	5,277	0.48
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(8)	(4)	—
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(5)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	943	935	943	0.09
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	11,375	11,278	11,323	1.02
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	(9)	(10)	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	279	268	272	0.02
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	1,066	1,048	1,066	0.10
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(2)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(3)	—	—
Express Wash Acquisition Company, LLC	(5) (6) (9) (11)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	3,961	3,877	3,921	0.35
Express Wash Acquisition Company, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	—	(4)	(2)	—
FPG Intermediate Holdco, LLC	(5) (12)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	3,094	3,036	3,036	0.27
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	917	917	917	0.08

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
GarageCo Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	1,202	1,190	1,190	0.11
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(9)	(9)	—
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(5)	(5)	—
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	9.85%	12/15/2026	21,020	20,957	20,381	1.84
Kodiak Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	1,227	1,215	1,215	0.11
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	—	(2)	(2)	—
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	07/23/2032	—	(3)	(3)	—
LHS Borrower, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	3,850	3,793	3,793	0.34
LHS Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(4)	(4)	—
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	18,561	18,395	18,431	1.66
Lightspeed Solution, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	1,101	1,091	1,094	0.10
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	1,296	1,285	1,296	0.12
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	1,644	1,611	1,611	0.15
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	3,217	3,152	3,148	0.28
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	347	339	338	0.03
								121,143	121,113	10.92
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	4,189	4,169	4,189	0.38
Accel International Holdings, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(3)	—	—
Spark Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	930	918	898	0.08
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(2)	(13)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	64	61	57	0.01
								5,143	5,131	0.46
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	13,161	13,032	9,344	0.84
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	880	873	625	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	20,538	20,275	20,435	1.84
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	8,988	8,867	8,943	0.81
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	171	148	161	0.01
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	10.45%	03/02/2028	2,467	2,427	2,462	0.22
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.57%	03/02/2029	4,300	3,864	3,795	0.34
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00%	10.00%	12/05/2030	24,031	23,689	24,031	2.17
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	10.00%	12/05/2029	—	(50)	—	—
NDT Global Holding, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	2,400	2,377	2,376	0.21
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	469	462	459	0.04
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(5)	(5)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	1,463	1,449	1,463	0.13
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	(1)	—	—
NSI Holdings, Inc.	(5) (17)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	7	5	7	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								77,412	74,096	6.68
Financial Services
Applitools, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	6.25% PIK	10.25%	05/25/2029	7,763	7,706	7,685	0.69
Applitools, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	6.25%	10.25%	05/25/2028	—	(8)	(9)	—
BCTO Bluebill Midco, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	7,778	7,701	7,701	0.69
BCTO Bluebill Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(9)	(9)	—
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	950	931	947	0.09
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	6,487	6,422	6,470	0.58
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.45%	07/28/2028	74	70	72	0.01
Cliffwater, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	4,544	4,501	4,499	0.41
Cliffwater, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	—	(4)	(4)	—
GC Waves Holdings, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	8,952	8,871	8,952	0.81
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	3,478	3,387	3,478	0.31
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	—	(5)	—	—
MAI Capital Management Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,930	1,913	1,911	0.17
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	598	586	577	0.05
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	91	87	86	0.01
PMA Parent Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	3,028	2,991	3,006	0.27
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(5) (8) (10)	First Lien Debt	S +	4.75%	8.75%	04/04/2031	3,960	3,949	3,960	0.36
RFS Opco, LLC	(5) (8) (17)	First Lien Debt	S +	3.50%	7.66%	04/04/2029	673	666	673	0.06
SitusAMC Holdings Corporation	(5) (7) (10)	First Lien Debt	S +	5.50%	9.50%	05/14/2031	21,935	21,824	21,935	1.98
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	5,625	5,565	5,625	0.51
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	—	(5)	—	—
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	225	219	225	0.02
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	22,866	22,546	22,751	2.05
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	571	546	561	0.05
								100,447	101,090	9.12
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	14,344	14,166	14,303	1.29
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	8,561	8,441	8,531	0.77
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(62)	(14)	—
								22,545	22,820	2.06
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.91%	03/13/2029	16,282	15,975	16,282	1.47
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	3,032	2,986	3,032	0.27
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(5)	—	—
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(8)	—	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	8,633	8,502	8,633	0.78
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	—	(19)	—	—
								27,431	27,947	2.52

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	19,922	19,595	19,922	1.80
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	—	(4)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	20,284	20,061	19,079	1.72
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	3,229	3,195	3,038	0.27
Gateway US Holdings, Inc.	(5) (7) (11) (14)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	5,220	5,196	5,194	0.47
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	1,471	1,465	1,464	0.13
Gateway US Holdings, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	—	(1)	(1)	—
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	5,861	5,843	5,861	0.53
Heartland Veterinary Partners, LLC	(5) (6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	2,798	2,772	2,798	0.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	13,271	13,232	13,271	1.20
Heartland Veterinary Partners, LLC	(5) (6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	1,088	1,078	1,088	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	—	(3)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	7,282	7,220	7,268	0.66
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	44	43	42	—
Imagine 360, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	6,033	5,986	6,033	0.54
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(3)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(4)	—	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (14)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	12,866	12,766	12,641	1.14
Intelerad Medical Systems Incorporated	(5) (6) (14)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	894	890	878	0.08
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	4,009	3,975	4,009	0.36
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(7)	—	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(5)	—	—
Merative LP	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	9,882	9,833	9,833	0.89
Merative LP	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(3)	(3)	—
Merative LP	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(5)	(5)	—
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	9,087	8,997	8,997	0.81
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(4)	(4)	—
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(13)	(13)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	8.75%	06/03/2030	24,222	23,871	24,222	2.18
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.75%	06/03/2030	—	(2)	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.75%	06/01/2029	—	(33)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	16,279	15,833	16,279	1.47
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	6,042	5,997	6,042	0.55
Stepping Stones Healthcare Services, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	2,564	2,543	2,564	0.23
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	1,288	1,271	1,288	0.12
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	12/30/2026	—	(2)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	06/28/2029	2,639	2,615	2,639	0.24
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	9,981	9,980	8,833	0.80
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	1,131	1,115	996	0.09

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								185,283	184,253	16.62
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.16%	09/19/2030	19,924	19,692	19,924	1.80
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.16%	09/19/2029	—	(10)	—	—
								19,682	19,924	1.80
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	21,514	21,345	21,514	1.94
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	—	(1)	—	—
Aptean, Inc.	(5) (17)	First Lien Debt	P +	3.75%	11.00%	01/30/2031	162	150	162	0.01
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	9.41%	08/13/2029	34,831	34,413	34,657	3.13
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	7.16%	08/13/2029	€6,504	6,648	7,604	0.69
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.41%	08/14/2028	—	(35)	(18)	—
Raptor Merger Sub Debt, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	23,943	23,497	23,943	2.16
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	493	458	493	0.04
								86,475	88,355	7.97
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	22,315	22,027	22,315	2.01
Amerilife Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	2,314	2,299	2,314	0.21
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.17%	08/31/2028	473	445	473	0.04
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,756	1,733	1,738	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	6,245	6,124	6,245	0.56
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	8,191	8,084	8,191	0.74
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	10/29/2029	—	(8)	—	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	11,874	11,729	11,874	1.07
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	10,182	10,122	10,182	0.92
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	91	87	91	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	12,534	12,479	12,534	1.13
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	225	222	225	0.02
High Street Buyer, Inc.	(5) (7)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	27,626	27,327	27,626	2.49
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	6,808	6,706	6,791	0.61
Inszone Mid, LLC	(5) (6)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	10,039	9,884	10,014	0.90
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	—	(18)	(3)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	29,413	29,413	29,413	2.65
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	6.00%	10.59%	09/08/2027	12,509	12,417	11,290	1.02
Patriot Growth Insurance Services, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	2,984	2,971	2,984	0.27
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.15%	10/14/2028	4,407	4,361	4,407	0.40
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	31,032	30,723	31,032	2.80
								199,127	199,736	18.02
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (10)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	5,934	5,875	5,875	0.53
FMG Suite Holdings, LLC	(5) (17)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(8)	(8)	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
FMG Suite Holdings, LLC	(5) (17)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(9)	(10)	(0.00)
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.90%	05/05/2028	4,583	4,539	4,297	0.39
								10,397	10,154	0.92
IT Services
Apollo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	4,154	4,116	4,154	0.37
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	1,189	1,164	1,189	0.11
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(8)	—	—
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	23,215	22,993	22,860	2.06
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	5,223	5,179	5,143	0.46
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	668	645	624	0.06
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	12,287	12,161	12,204	1.10
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	6,333	6,303	6,290	0.57
Redwood Services Group, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	10,532	10,412	10,480	0.95
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	5,960	5,884	5,918	0.53
Ridge Trail US Bidco, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	13,598	13,416	13,598	1.23
Ridge Trail US Bidco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(30)	—	—
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	425	405	425	0.04
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	10,147	10,053	10,122	0.91
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	1,500	1,477	1,491	0.13
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	141	129	138	0.01
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	1,806	1,790	1,806	0.16
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	93	91	93	0.01
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	—	(2)	—	—
								96,178	96,535	8.71
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	13,414	13,298	13,414	1.21
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(11)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(12)	—	—
								13,275	13,414	1.21
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	24,204	24,059	22,403	2.02
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	1,283	1,269	1,079	0.10
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	4,176	4,119	4,124	0.37
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	58	55	56	0.01
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	6,302	6,271	6,302	0.57
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.46%	07/21/2027	1,933	1,918	1,933	0.17
								37,691	35,897	3.24
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	10,396	9,974	10,396	0.94
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	1,098	1,082	1,098	0.10
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	310	300	310	0.03
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	1,697	1,682	1,697	0.15
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	307	304	307	0.03
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	—	(2)	—	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								13,340	13,808	1.25
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	7,910	7,813	7,875	0.71
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	1,158	1,142	1,152	0.10
Caerus US 1, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	400	391	397	0.04
Real Chemistry Intermediate III, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	2,925	2,911	2,910	0.26
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	501	496	494	0.04
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	—	(3)	(3)	—
								12,750	12,825	1.16
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	5,840	5,787	5,840	0.53
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	156	152	156	0.01
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(6)	—	—
Ascend Partner Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	96	93	93	0.01
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	4,666	4,584	4,654	0.42
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	9,267	9,120	9,238	0.83
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	1,956	1,948	1,956	0.18
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	16	15	16	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	572	567	571	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	62	60	61	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(1)	—	—
ComPsych Investment Corp.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	2,311	2,301	2,311	0.21
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	—	(1)	—	—
Deerfield Dakota Holding, LLC	(5) (7) (10)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	15,541	15,387	15,387	1.39
Deerfield Dakota Holding, LLC	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	—	(14)	(14)	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	3,023	2,980	3,023	0.27
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(4)	—	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	893	886	889	0.08
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(1)	(1)	—
IQN Holding Corp.	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	8,038	7,993	8,038	0.73
IQN Holding Corp.	(5) (7)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	2,623	2,599	2,623	0.24
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2028	310	307	310	0.03
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	2,432	2,390	2,408	0.22
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	1,156	1,127	1,134	0.10
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	—	(12)	(9)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	439	435	439	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	28	26	28	—
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	9	8	9	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	16,285	16,078	16,264	1.47
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	688	677	687	0.06
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.25%	05/06/2030	842	822	840	0.08
								76,297	76,951	6.94
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	2,595	2,593	2,595	0.23
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	77	77	77	0.01
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	3,436	3,420	3,436	0.31
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(3)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	22,564	22,543	22,539	2.03
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	1,503	1,496	1,502	0.14
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	141	136	139	0.01
Zarya Intermediate, LLC	(5) (6) (10) (14)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	26,828	26,828	26,828	2.42
Zarya Intermediate, LLC	(5) (6) (14) (17)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	—	—	—	—
								57,088	57,116	5.15
Software
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.70%	06/21/2029	21,517	21,287	21,517	1.94
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	1,143	1,139	1,143	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	37	33	37	—
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	26	25	26	—
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	3,694	3,658	3,671	0.33
Apryse Software Corp.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	—	(3)	(2)	—
Artifact Bidco, Inc.	(5) (9)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	10,566	10,475	10,566	0.95
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	—	(11)	—	—
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	8.25%	07/26/2030	—	(15)	—	—
AuditBoard, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	12,000	11,896	12,000	1.08
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(24)	—	—
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(19)	—	—
Banyan Software Holdings, LLC	(5) (6) (10)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	3,028	3,001	2,998	0.27
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	1,881	1,864	1,860	0.17
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(3)	(3)	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.50%	05/14/2029	18,142	17,921	18,142	1.64
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.50%	05/15/2028	—	(12)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	17,491	17,182	17,491	1.58
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	—	(5)	—	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.56%	02/27/2029	—	(8)	—	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	14,098	13,848	14,098	1.27
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	—	(15)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	24,117	23,970	24,117	2.18
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	—	(20)	—	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	259	245	259	0.02
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	7,955	7,823	7,955	0.72
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	503	490	503	0.05
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	5,342	5,329	5,329	0.48
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(1)	(2)	—
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(2)	(2)	—
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.75%	03/25/2032	5,082	5,011	5,006	0.45
Espresso Bidco, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(10)	(21)	—
Espresso Bidco, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(9)	(9)	—
Everbridge Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	22,132	22,036	22,132	2.00
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	2,522	2,503	2,522	0.23
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	(11)	—	—
Formstack Acquisition, Co.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	9,287	9,176	9,264	0.84
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	916	889	906	0.08
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	300	279	295	0.03
Fullsteam Operations, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	6,058	5,998	5,998	0.54
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(10)	(10)	—
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(7)	(7)	—
Granicus, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	12,979	12,878	12,979	1.17
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	1,923	1,914	1,923	0.17
Granicus, Inc.	(5) (17)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	—	(14)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	10,128	10,093	10,128	0.91
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	499	494	499	0.05
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	461	456	461	0.04
Hootsuite, Inc.	(5) (9) (10) (14)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	17,775	17,556	17,775	1.60
Hootsuite, Inc.	(5) (14) (17)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	—	(23)	—	—
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	5,147	5,067	5,147	0.46
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	—	(7)	—	—
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	18,758	18,529	18,758	1.69
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	496	490	496	0.04
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	9.91%	06/24/2028	1,078	1,051	1,078	0.10
LogRhythm, Inc.	(5) (6) (10)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	2,727	2,662	2,652	0.24
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	—	(6)	(8)	—
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.91%	07/22/2029	8,421	8,315	8,421	0.76
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.75%	8.91%	07/22/2028	—	(9)	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	8,276	8,169	8,276	0.75
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(21)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	5,022	4,994	4,997	0.45

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	5,113	5,084	5,109	0.46
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	3,132	3,105	3,120	0.28
Oak Purchaser, Inc.	(5) (17)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	60	55	60	0.01
Onit, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	9,194	9,126	9,174	0.83
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(10)	—	—
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(7)	—	—
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	1,519	1,505	1,496	0.13
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€559	602	647	0.06
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	SA +	5.50%	9.47%	10/30/2031	£186	240	247	0.02
Optimizely North America, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	—	(2)	(3)	—
Project Leopard Holdings, Inc.	(8) (10) (14)	First Lien Debt	S +	5.25%	9.66%	07/20/2029	9,725	9,298	8,714	0.79
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	11,457	11,425	10,849	0.98
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	922	918	847	0.08
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	6,188	6,105	6,188	0.56
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	4,752	4,683	4,752	0.43
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	84	72	84	0.01
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	1,450	1,436	1,446	0.13
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(2)	(1)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(2)	—	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	3,257	3,216	3,235	0.29
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(7)	(8)	—
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	129	122	125	0.01
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	21,613	21,425	18,920	1.71
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	—	(29)	(471)	(0.04)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	11,525	11,477	11,525	1.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	456	452	456	0.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	—	(2)	—	—
								368,764	367,870	33.18
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	7,558	7,486	7,558	0.68
CCI Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(4)	—	—
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	2,508	2,480	2,508	0.23
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	630	620	630	0.06
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	—	(4)	—	—
								10,578	10,696	0.96
Total Debt Investments - non-controlled/non-affiliated								$2,055,651	$2,026,570	182.81%

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (18)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	8,873	8,873	8,873	0.80
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	49	6	49	—
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	71	8	71	0.01
KWOR Acquisition, Inc.	(5) (6) (18)	Other Debt	S +	8.00% PIK	12.17%	02/28/2030	3,063	3,063	3,063	0.28
								11,950	12,056	1.09
Total Debt Investments - non-controlled/affiliated								$11,950	$12,056	1.09%
Total Debt Investments								$2,067,601	$2,038,626	183.89%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Automobile Components
Continental Battery Company	(5) (15) (16)	Common Equity		07/16/2025	7,758	$—	$—	—
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (15) (16)	Common Equity		02/03/2025	50,000	48	58	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (15) (16)	Common Equity		12/20/2021	500,000	500	810	0.07
Surewerx Topco, LP	(5) (14) (15) (16)	Common Equity		12/28/2022	104	104	123	0.01
						652	991	0.09
Containers & Packaging
BP Purchaser, LLC	(5) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Distributors
48Forty Solutions, LLC	(5) (9) (10) (15) (16)	Common Equity		11/01/2024	3,969	—	—	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity		12.50% PIK	09/05/2024	45	447	447	0.04
FPG Intermediate Holdco, LLC	(5) (15) (16)	Common Equity			07/18/2025	8,121	—	—	—
LHS Borrower, LLC	(5) (15) (16)	Common Equity			09/04/2025	250,000	242	242	0.02
LUV Car Wash	(5) (15) (16)	Common Equity			04/06/2022	1,260	1,259	886	0.08
							1,948	1,575	0.14
Electrical Equipment
Sparkstone Electrical Group	(5) (15) (16)	Common Equity			10/15/2024	1,500	150	88	0.01
Financial Services
Applitools, Inc.	(5) (14) (15) (16)	Common Equity			07/18/2025	2,182,564	1,248	1,248	0.11
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (15) (16)	Common Equity			12/17/2021	105,978	780	1,239	0.11
SDB Holdco, LLC	(5) (15) (16)	Common Equity			03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (15)	Preferred Equity		6.00% PIK	03/29/2024	4,415,744	3,015	—	—
							3,795	1,239	0.11
Insurance Services
Amerilife Holdings, LLC	(5) (15) (16)	Common Equity			09/01/2022	14,856	410	1,041	0.09
Frisbee Holdings, LP (Fetch)	(5) (15) (16)	Common Equity			10/31/2022	18,287	233	447	0.04
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity		10.50%	12/21/2021	1,000,000	1,467	1,368	0.12
							2,110	2,856	0.26
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (15) (16)	Common Equity			09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (15)	Preferred Equity			09/09/2025	250	251	251	0.02
							251	251	0.02
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	5	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	05/03/2024	394,416	454	525	0.05
							458	530	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity		11.75%	06/25/2022	1,119	1,509	1,620	0.15
Revalize, Inc.	(5) (15)	Preferred Equity	S+	10.00%	12/14/2021	2,154	3,377	3,183	0.29
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	239	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S+	10.50%	07/07/2022	2,123,800	2,985	3,174	0.29
							8,494	9,157	0.83
Total Equity Investments - non-controlled/non-affiliated							$20,560	$17,935	1.62
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	689	69	0.01
KWOR Intermediate I, Inc.	(5) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	1,920	0.17
							2,609	1,989	0.18

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Total Equity Investments - non-controlled/affiliated						$2,609	$1,989	0.18%
Total Equity Investments						$23,169	$19,924	1.80%
Total Portfolio Investments						$2,090,770	$2,058,550	185.69%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.99%	$11,105	$11,105	1.00%
Cash		40,741	40,741	3.68%
Total Cash and Cash Equivalents and Short Term Investments		$51,846	$51,846	4.68%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments		$2,142,616	$2,110,396	190.37%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56%, 1-month E at 1.93%, 1-month S at 4.13%, the 3-month S at 3.98%, 6-month S at 3.85%, SA at 3.97% and the P at 7.25%.
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
(13)
Investment was on non-accrual status as of September 30, 2025.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 8.56% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $19,924 or 1.80% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security.
(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2025:

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$790	$(375)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	419	—
Accel International Holdings, Inc.	Revolver	04/26/2032	721	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	—
Accordion Partners, LLC	Revolver	11/17/2031	652	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	183	—
Amerilife Holdings, LLC	Revolver	08/31/2028	2,365	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,467	(109)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(42)
Any Hour, LLC	Revolver	05/23/2030	623	(9)
Apex Service Partners, LLC	Revolver	10/24/2029	1,751	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,739	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	883	—
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	278	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—
Appfire Technologies, LLC	Revolver	03/09/2028	96	—
Applitools, Inc.	Revolver	05/25/2028	900	(9)
Apryse Software Corp.	Revolver	06/28/2032	306	(2)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	326	—
Aptean, Inc.	Revolver	01/30/2031	1,509	—
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(22)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	404	(2)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	126	—
Associations, Inc.	Revolver	07/03/2028	163	—
Atlas US Finco, Inc.	Revolver	12/10/2029	885	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(9)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	312	(3)
Banyan Software Holdings, LLC	Revolver	01/02/2031	326	(3)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	147	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	821	(4)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	162	—
Bullhorn, Inc.	Revolver	10/01/2029	102	—
CCI Buyer, Inc.	Revolver	05/13/2032	441	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	334	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,761	(9)
COP Collisionright Parent, LLC	Revolver	01/29/2030	943	(5)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
Caerus US 1, Inc.	Revolver	05/25/2029	454	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	230	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	133	—
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,195	(34)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	231	(1)
Cerity Partners, LLC	Revolver	07/28/2028	515	(1)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	883	(9)
Chase Intermediate, LLC	Revolver	10/30/2028	150	(2)
Cliffwater, LLC	Revolver	04/22/2032	433	(4)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	1,331	—
Consor Intermediate II, LLC	Revolver	05/12/2031	602	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	699	—
Coupa Holdings, LLC	Revolver	02/27/2029	536	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(4)
DA Blocker Corp.	Revolver	02/10/2032	551	(1)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,457	(14)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	—
Diligent Corporation	Revolver	08/02/2030	2,094	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	1,125	(5)
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,953	(10)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	440	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	186	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	(2)
Emburse, Inc.	Revolver	05/28/2032	954	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	36	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	80	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,385	(21)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(9)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	(10)
Essential Services Holding Corporation	Revolver	06/17/2030	1,115	(5)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(18)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(2)
FLS Holding, Inc.	Revolver	12/17/2027	24	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	1,604	(8)
FMG Suite Holdings, LLC	Revolver	09/09/2032	962	(10)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	736	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	423	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	2,805	(7)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,575	(4)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	475	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	2,019	(10)
Fullsteam Operations, LLC	Revolver	08/08/2031	673	(7)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	958	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	546	—
GPS Merger Sub, LLC	Revolver	10/02/2029	437	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	842	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	922	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	113	—
Galway Borrower, LLC	Revolver	09/29/2028	340	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(9)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	(1)
Granicus, Inc.	Revolver	01/17/2031	1,797	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,307	(5)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	(7)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	01/26/2026	732	(1)
Helios Service Partners, LLC	Revolver	03/19/2027	393	(1)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	168	—
Hootsuite, Inc.	Revolver	05/22/2030	2,000	—
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
IQN Holding Corp.	Revolver	05/02/2028	332	—
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	—
Inhabitiq, Inc.	Revolver	01/12/2032	598	—
Inszone Mid, LLC	Revolver	11/30/2029	1,269	(3)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	343	(1)
KENG Acquisition, Inc.	Delayed Draw Term Loan	01/21/2027	1,003	(10)
KENG Acquisition, Inc.	Revolver	08/01/2029	900	(9)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	429	(2)
Kodiak Buyer, LLC	Revolver	07/26/2032	343	(3)
LHS Borrower, LLC	Revolver	09/04/2031	293	(4)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	938	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	897	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	560	—
LeadVenture, Inc.	Revolver	06/23/2032	418	—
LegitScript, LLC	Revolver	06/24/2028	1,917	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(8)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	542	(6)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	923	(9)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	416	(4)
MRI Software, LLC	Revolver	02/10/2028	1,265	(1)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	—
Mantech International CP	Delayed Draw Term Loan	12/14/2025	849	—
Mantech International CP	Revolver	09/14/2028	2,613	—
Merative LP	Delayed Draw Term Loan	09/30/2027	1,129	(3)
Merative LP	Revolver	09/30/2032	988	(5)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	439	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	597	(6)
NDT Global Holding, Inc.	Revolver	06/04/2032	533	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	—
NSI Holdings, Inc.	Revolver	11/17/2031	256	—
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	2,462	(12)
Oak Purchaser, Inc.	Revolver	05/31/2028	840	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	—
Onit, Inc.	Revolver	01/27/2032	764	—
Optimizely North America, Inc.	Revolver	10/30/2031	225	(3)
PDI TA Holdings, Inc.	Revolver	02/03/2031	156	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	1,880	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Potter Buyer, LLC	Revolver	04/23/2027	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,600	(4)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	1,063	(3)
RFS Opco, LLC	Revolver	04/04/2029	327	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,263	(13)
Railpros Parent, LLC	Revolver	05/24/2032	632	(6)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,195	(12)
Randy's Holdings, Inc.	Revolver	11/01/2029	636	(6)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,355	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	800	(4)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	2,351	(12)
Revalize, Inc.	Revolver	04/16/2029	497	(26)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	—
Riskonnect Parent, LLC	Revolver	12/07/2028	830	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	7	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	693	(2)
Routeware, Inc.	Revolver	09/18/2031	136	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(1)
Runway Bidco, LLC	Revolver	12/17/2031	181	(1)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	2,264	(6)
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	(14)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,190	(8)
Saturn Borrower, Inc.	Revolver	11/10/2028	407	(3)
Securonix, Inc.	Revolver	04/05/2029	3,782	(471)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,876	(65)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	—
Smarsh, Inc.	Revolver	02/16/2029	579	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,436	(65)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(13)
Spark Buyer, LLC	Revolver	10/15/2031	124	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	786	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	122	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	194	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	325	(2)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,602	(7)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(75)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	2,029	(5)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,182	(3)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	812	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(2)
Transit Technologies, LLC	Revolver	08/20/2030	546	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(7)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,072	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	414	—
UHY Advisors, Inc.	Revolver	11/21/2031	108	—
V Global Holdings, LLC	Revolver	12/22/2027	207	(15)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(3)
Vamos Bidco, Inc.	Revolver	01/30/2032	225	(1)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	42	(5)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	52	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	196	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	10	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	164	—
Verdantas, LLC	Revolver	05/06/2030	912	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	(4)
Vertex Service Partners, LLC	Revolver	11/08/2030	86	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	258	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	339	—
Victors Purchaser, LLC	Revolver	08/15/2031	248	—
YI, LLC	Revolver	12/03/2029	1,373	—
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	—
iCIMS, Inc.	Revolver	08/18/2028	112	(1)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	865	(4)
mPulse Mobile, Inc.	Revolver	08/26/2032	1,298	(13)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$240,232	$(1,841)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$3,373	$—
Total Unfunded Commitments			$243,605	$(1,841)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$—	$14,559	$—	$(514)	$—	$14,045	$792
Total	$—	$14,559	$—	$(514)	$—	$14,045	$792

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

September 30, 2025

(In thousands, except unit amounts)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	375	$368	$375	0.04%
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	18,234	17,980	18,234	1.75
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(30)	—	—
Mantech International CP	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(32)	—	—
								18,286	18,609	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	10,296	10,180	10,296	0.99
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	333	326	326	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	31	30	30	0.00
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	15	14	14	0.00
								10,550	10,666	1.02
Automobile Components
Continental Battery Company	(5) (6) (11) (12)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	6,473	6,415	4,571	0.44
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	12,137	11,878	12,137	1.16
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,220	1,165	1,220	0.12
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	561	529	561	0.05
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	11,291	11,085	10,929	1.05
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	2,693	2,632	2,528	0.24
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	600	563	523	0.05
								34,267	32,469	3.12
Automobiles
ARI Network Services, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	13,977	13,870	13,926	1.34
ARI Network Services, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	14	14	14	0.00
COP Collisionright Parent, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	6,354	6,242	6,279	0.60
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	1,861	1,812	1,818	0.17
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	154	137	142	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	15,441	15,293	15,429	1.48
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(19)	(2)	(0.00)
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	62	61	62	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	979	967	946	0.09
Vehlo Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	195	193	193	0.02
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	47	42	41	0.00
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	—	—	—
								38,612	38,848	3.73
Biotechnology
GraphPad Software, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	17,567	17,484	17,567	1.69
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	440	419	440	0.04
GraphPad Software, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(8)	—	—
								17,895	18,007	1.73
Building Products

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	8,038	8,038	8,038	0.77
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								8,038	8,038	0.77
Chemicals
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	26,654	26,295	26,181	2.51
Tank Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	868	846	863	0.08
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	5.75%	10.27%	03/31/2028	—	(15)	(26)	(0.00)
V Global Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	7,808	7,715	7,421	0.71
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	638	632	584	0.06
								35,473	35,023	3.36
Commercial Services & Supplies
Atlas Us Finco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	16,993	16,660	16,993	1.63
Atlas Us Finco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—	(11)	—	—
BPG Holdings IV Corp.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	8,385	7,965	7,219	0.69
Consor Intermediate II, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	2,475	2,452	2,462	0.24
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(10)	(13)	(0.00)
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(5)	(3)	(0.00)
CRCI Longhorn Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	3,529	3,495	3,529	0.34
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	265	259	265	0.03
Encore Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.68%	11/23/2028	1,208	1,195	1,204	0.12
Encore Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.68%	11/23/2028	3,460	3,413	3,436	0.33
Encore Holdings, LLC	(5) (17)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—	(3)	(1)	(0.00)
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	396	392	391	0.04
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	65	64	64	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	—	(1)	(1)	(0.00)
FLS Holding, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	20,088	19,830	17,947	1.72
FLS Holding, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	4,710	4,650	4,208	0.40
FLS Holding, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	961	942	756	0.07
Helios Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	2,654	2,610	2,653	0.25
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	4,348	4,238	4,311	0.41
Helios Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—	(8)	—	—
Hercules Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	478	458	462	0.04
HSI Halo Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	14,642	14,503	14,642	1.41
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	453	441	453	0.04
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—	(16)	—	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	2,974	2,903	2,974	0.29
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	280	272	280	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—	(9)	-	-
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	19,246	19,000	19,246	1.85
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	951	937	950	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—	(13)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	8,775	8,775	8,775	0.84

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		1,251	1,228	1,251	0.12
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/24/2030		152	141	152	0.01
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		1,591	1,575	1,591	0.15
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(4)	—	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(2)	—	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028		24,240	23,930	24,240	2.33
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.18%	12/08/2027		—	(28)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		1,096	1,070	1,096	0.11
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	319	230	222	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		—	(3)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2028		176	172	176	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2028	C$	13	9	9	0.00
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2034		580	290	376	0.04
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2036		1,686	—	—	—
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027		2,138	2,138	2,138	0.21
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		1,095	1,095	1,095	0.11
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		16,769	16,568	16,769	1.61
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		1,636	1,604	1,636	0.16
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		—	(26)	—	—
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		2,545	2,521	2,545	0.24
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		—	(4)	—	—
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2030		—	(5)	—	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	09/29/2031		1,993	1,974	1,993	0.19
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	09/29/2031		77	74	77	0.01
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		33,999	33,728	33,999	3.26
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		999	988	999	0.10
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		—	—	—	—
									204,637	203,566	19.54
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030		8,652	8,496	8,589	0.82
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	03/28/2030		—	(23)	(9)	(0.00)
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028		7,963	7,853	7,042	0.68
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.53%	02/01/2030		2,944	2,875	2,944	0.28
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.53%	02/01/2030		1,205	1,167	1,205	0.12
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.53%	02/01/2029		—	(10)	-	-
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.86%	08/29/2031		6,683	6,650	6,683	0.64
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	08/29/2031		—	(5)	—	—
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	08/29/2031		—	(4)	—	—
									26,999	26,454	2.54
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.09%	02/03/2031		2,553	2,531	2,540	0.24
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/03/2031		332	326	329	0.03
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/03/2031		—	(2)	(2)	(0.00)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								2,855	2,867	0.28
Containers & Packaging
BP Purchaser, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	27,035	26,688	25,072	2.41
Distributors
48Forty Solutions, LLC	(5) (6) (9)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	25,243	24,946	16,310	1.57
48Forty Solutions, LLC	(5) (6) (17)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	1,686	1,646	298	0.03
ABB Concise Optical Group, LLC	(5) (7) (10)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,899	1.53
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	10,154	10,003	10,154	0.97
Avalara, Inc.	(5) (17)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(14)	—	—
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	7,476	7,350	7,476	0.72
Bradyplus Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	47	44	47	0.00
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	31,327	31,023	31,327	3.01
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(3)	—	—
								91,744	81,511	7.82
Diversified Consumer Services
Any Hour, LLC	(5) (10)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	10,622	10,475	10,509	1.01
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	301	278	268	0.03
Any Hour, LLC	(5) (17)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	748	727	732	0.07
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	2,867	2,817	2,837	0.27
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	22,212	21,847	22,212	2.13
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	5,287	5,183	5,287	0.51
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	1,190	1,164	1,190	0.11
Eclipse Buyer, Inc.	(5) (8) (11)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	943	934	943	0.09
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	11,375	11,268	11,375	1.09
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(10)	—	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(13)	—	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,074	1,055	1,074	0.10
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(3)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	31	28	31	0.00
FPG Intermediate Holdco, LLC	(5) (6) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	10,458	10,353	8,320	0.80
FPG Intermediate Holdco, LLC	(5) (6) (17)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	254	254	254	0.02
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	21,183	21,083	20,080	1.93
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	16,399	16,218	16,399	1.57

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Lightspeed Solution, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,082	1,068	1,082	0.10
LUV Car Wash Group, LLC	(5) (6) (9)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,084	9,046	9,084	0.87
Magnolia Wash Holdings	(5) (6) (11)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	6,835	6,744	6,199	0.59
Magnolia Wash Holdings	(5) (6) (9)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	1,449	1,430	1,314	0.13
Magnolia Wash Holdings	(5) (6) (17)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	183	179	152	0.01
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	1,306	1,294	1,306	0.13
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(2)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	1,656	1,620	1,656	0.16
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	3,197	3,125	3,196	0.31
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	383	374	383	0.04
								128,534	125,883	12.08
Electrical Equipment
Spark Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	938	924	924	0.09
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
								918	918	0.09
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	12,713	12,551	9,429	0.90
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	841	831	624	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	20,697	20,390	20,697	1.99
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	9,056	8,915	9,056	0.87
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	07/20/2029	—	(27)	—	—
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	2,486	2,435	2,486	0.24
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	1,800	1,584	1,584	0.15
Infinite Bidco, LLC	(5) (8) (9)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	2,500	2,209	2,122	0.20
Magneto Components Buyco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	23,873	23,489	23,711	2.28
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(37)	(32)	(0.00)
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(59)	(27)	(0.00)
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	1,474	1,459	1,459	0.14
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	—
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(3)	(3)	—
								73,736	71,105	6.82
Financial Services
Applitools, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	8,356	8,277	8,284	0.80
Applitools, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(10)	(8)	(0.00)
Cerity Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	957	935	957	0.09

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,651	3,577	3,651	0.35
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(5)	—	—
GC Waves Holdings, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	9,020	8,929	8,951	0.86
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	534	446	500	0.05
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(6)	(3)	(0.00)
MAI Capital Management Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,930	1,911	1,930	0.19
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	361	354	361	0.03
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	57	53	57	0.01
PMA Parent Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,102	2,071	2,071	0.20
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(2)	(2)	(0.00)
RFS Opco, LLC	(5) (8) (10)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	3,990	3,953	3,975	0.38
RFS Opco, LLC	(5) (8) (17)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	180	172	176	0.02
SitusAMC Holdings Corp.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	21,935	21,805	21,935	2.11
Smarsh, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	4,286	4,228	4,286	0.41
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	536	525	536	0.05
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	107	104	107	0.01
Trintech, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	23,040	22,666	22,704	2.18
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	571	541	542	0.05
								80,524	81,010	7.77
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	13,712	13,518	13,603	1.31
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(59)	(68)	(0.01)
SV Newco 2, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(71)	(40)	—
								13,388	13,495	1.30
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	16,406	16,042	16,289	1.56
Tidi Legacy Products, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	3,055	3,003	3,050	0.29
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(7)	(1)	(0.00)
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(10)	(1)	(0.00)
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	8,699	8,549	8,699	0.83
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(15)	—	—
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(23)	—	—
								27,539	28,036	2.69
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	20,073	19,713	19,981	1.92
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(4)	—	—
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	20,442	20,162	20,285	1.95
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,254	3,210	3,229	0.31
Gateway US Holdings, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	5,220	5,191	5,220	0.50
Gateway US Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	1,471	1,465	1,471	0.14
Gateway US Holdings, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(1)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	5,906	5,881	5,906	0.57

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(5) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	2,656	2,628	2,656	0.25
Heartland Veterinary Partners, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	13,374	13,319	13,374	1.28
Heartland Veterinary Partners, LLC	(5) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,033	1,022	1,033	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(5)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	7,283	7,206	7,283	0.70
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	31	30	31	0
Imagine 360, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	6,079	6,021	6,079	0.58
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(4)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(5)	—	—
Intelerad Medical Systems Incorporated	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	12,965	12,785	12,562	1.21
Intelerad Medical Systems Incorporated	(5) (6) (13)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	894	887	866	0.08
Invictus Buyer, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	4,040	4,002	4,028	0.39
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(8)	(5)	(0.00)
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(6)	(2)	(0.00)
mPulse Mobile, Inc.	(5) (7) (10)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	7,787	7,700	7,774	0.75
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	15,747	15,544	15,720	1.51
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	1,749	1,699	1,687	0.16
Pareto Health Intermediate Holdings, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	24,406	24,007	24,406	2.34
Pareto Health Intermediate Holdings, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	—	—	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	—	(2)	(2)	(0.00)
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(40)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	16,402	15,885	16,389	1.57
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	6,088	6,035	6,088	0.58
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	4,255	4,214	4,255	0.41
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	1,079	1,061	1,077	0.10
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	2,659	2,631	2,659	0.26
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	9,611	9,611	9,611	0.92
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	995	971	995	0.10
								192,801	194,656	18.68
Health Care Technology
Hyland Software, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	20,076	19,815	20,076	1.93
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(11)	—	—
								19,804	20,076	1.93
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	19,320	19,151	19,293	1.85
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	315	304	314	0.03
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	01/30/2031	—	(14)	(2)	(0.00)
Excelitas Technologies Corp.	(5) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	34,831	34,347	34,469	3.31

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Excelitas Technologies Corp.	(5) (7) (10)	First Lien Debt	E +	5.25%	8.11%	08/13/2029	6,554	6,684	6,716	0.64
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	—	(17)	(13)	(0.00)
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.61%	08/14/2028	—	(44)	(38)	(0.00)
Raptor Merger Sub Debt, LLC	(7) (11)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	31,907	31,206	31,801	3.05
Raptor Merger Sub Debt, LLC	(7) (17)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	488	435	480	4.61
								92,052	93,020	8.93
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	29,249	28,813	29,249	2.81
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	1,809	1,788	1,809	0.17
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.70%	08/31/2028	—	(45)	—	—
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,707	1,677	1,690	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	6,293	6,157	6,293	0.60
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	8,228	8,109	8,228	0.79
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(10)	—	—
Galway Borrower, LLC	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	11,974	11,797	11,974	1.15
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	10,240	10,169	10,240	0.98
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	36	31	36	0.00
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	12,630	12,562	12,575	1.21
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	114	112	112	0.01
High Street Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.64%	04/14/2028	26,526	26,164	26,524	2.55
Inszone Mid, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	6,860	6,742	6,860	0.66
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	8,430	8,268	8,430	0.81
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(21)	—	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	29,636	29,636	29,636	2.84
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	09/08/2027	12,478	12,353	10,695	1.03
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.48%	10/14/2028	4,441	4,384	4,441	0.43
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	3,379	3,334	3,379	0.32
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	14,050	13,944	14,047	1.35
RSC Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.15%	11/01/2029	23,224	23,080	23,224	2.23
RSC Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	9.15%	11/01/2029	770	762	770	0.07
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.34%	04/03/2028	37,688	37,262	37,615	3.61
								247,068	247,827	23.78
Interactive Media & Services
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	4,619	4,564	4,421	0.42
IT Services
Apollo Acquisition, Inc.	(5) (10)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	3,359	3,326	3,326	0.32
Apollo Acquisition, Inc.	(5) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(6)	(6)	(0.00)
Apollo Acquisition, Inc.	(5) (17)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(5)	(5)	(0.00)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		23,396	23,091	23,045	2.21
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		5,264	5,204	5,185	0.50
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		986	954	943	0.09
Donuts, Inc.	(5) (6) (11)	First Lien Debt	S +	5.00%	9.49%	12/29/2027		11,549	11,549	11,526	1.11
GI DI Cornfield Acquisition, LLC	(5) (10)	First Lien Debt	S +	4.50%	8.96%	03/09/2028		12,287	12,127	12,168	1.17
GI DI Cornfield Acquisition, LLC	(5) (17)	First Lien Debt	S +	4.50%	8.96%	03/09/2028		—	(40)	(61)	(0.01)
Redwood Services Group, LLC	(5) (7) (10)	First Lien Debt	S +	6.25%	10.68%	06/15/2029		7,818	7,705	7,818	0.75
Redwood Services Group, LLC	(5) (7) (17)	First Lien Debt	S +	6.25%	10.68%	06/15/2029		4,772	4,713	4,770	0.46
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		13,701	13,501	13,664	1.31
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		—	(34)	(13)	(0.00)
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	03/31/2031		425	402	421	0.04
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		1,819	1,802	1,819	0.17
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		—	(2)	—	—
Victors Purchaser, LLC	(5) (8)	First Lien Debt	C +	4.75%	8.26%	08/15/2031	C$	52	37	36	0.00
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		7	5	7	0.00
									84,329	84,643	8.12
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		13,516	13,388	13,516	1.30
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(13)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(14)	—	—
									13,361	13,516	1.30
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		24,392	24,168	24,226	2.33
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		—	(24)	(19)	(0.00)
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		1,684	1,645	1,677	0.16
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		—	(3)	—	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027		6,302	6,259	6,302	0.60
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027		1,949	1,928	1,949	0.19
									33,973	34,135	3.28
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		10,475	10,003	10,475	1.01
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		1,106	1,088	1,106	0.11
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		36	25	36	0.00
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		1,697	1,681	1,697	0.16
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		149	146	149	0.01
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		—	(2)	—	—
									12,941	13,463	1.29
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		7,971	7,856	7,728	0.74
Caerus US 1, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		1,166	1,148	1,131	0.11
Caerus US 1, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		64	53	38	0.00
									9,057	8,897	0.85
Professional Services

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	0.56
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	(0.00)
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	(0.00)
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	4,702	4,596	4,666	0.45
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	6,759	6,594	6,677	0.64
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	1,754	1,745	1,754	0.17
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	(1)	—	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	575	569	569	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(1)	(1)	(0.00)
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	17	15	15	0.00
ComPsych Investment Corp.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	2,329	2,318	2,329	0.22
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(1)	—	—
GPS Merger Sub, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	3,045	2,996	3,031	0.29
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(4)	—	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(7)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	900	891	891	0.09
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(1)	(1)	(0.00)
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	2,451	2,401	2,439	0.23
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	835	805	824	0.08
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(13)	(3)	(0.00)
KWOR Acquisition, Inc.	(5) (9) (10) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	16,168	15,984	11,872	1.14
KWOR Acquisition, Inc.	(5) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	944	930	693	0.07
KWOR Acquisition, Inc.	(5) (16)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	1,829	1,813	1,343	0.13
Project Boost Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.76%	05/02/2029	8,015	7,961	8,015	0.77
Project Boost Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.76%	05/02/2028	251	248	251	0.02
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	442	437	437	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(2)	(2)	(0.00)
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(1)	(1)	(0.00)
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	16,409	16,179	16,243	1.56
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	693	681	686	0.07
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(23)	(18)	(0.00)
								72,910	68,510	6.58
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	2,614	2,612	2,614	0.25
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	34	34	34	0.00
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	81	81	81	0.01
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	22,743	22,709	22,727	2.18
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	144	142	143	0.01
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	78	72	77	0.01
Zarya Intermediate, LLC	(5) (6) (10) (13)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	27,033	27,033	27,006	2.59
Zarya Intermediate, LLC	(5) (6) (13) (17)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	—	-	(3)	(0.00)
								52,683	52,679	5.06
Software

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Anaplan, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	06/21/2029	21,679	21,409	21,599	2.07
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	1,052	1,048	1,052	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	—	(5)	—	—
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	9	8	9	0.00
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	10,567	10,466	10,567	1.01
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(12)	—	—
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.83%	07/01/2030	—	(17)	—	—
AuditBoard, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	12,000	11,886	12,000	1.15
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(27)	—	—
AuditBoard, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(21)	—	—
Bottomline Technologies, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	10.32%	05/14/2029	18,279	18,018	18,279	1.75
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	10.32%	05/15/2028	—	(15)	-	-
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	17,624	17,270	17,545	1.68
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(6)	(3)	(0.00)
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(9)	(2)	(0.00)
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	13,940	13,650	13,940	1.34
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	—	(18)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	24,117	23,952	24,117	2.31
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(24)	—	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(16)	—	—
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	7,955	7,802	7,923	0.76
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(15)	(4)	(0.00)
Everbridge Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	25,924	25,801	25,924	2.49
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	2,541	2,520	2,541	0.24
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(12)	—	—
Formstack Acquisition Co	(5) (6) (10)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	9,340	9,213	9,281	0.89
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	933	902	910	0.09
Formstack Acquisition Co	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	188	163	176	0.02
Fullsteam Operations, LLC	(5) (6) (9)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	4,250	4,139	4,250	0.41
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	2,068	2,000	2,068	0.20
Fullsteam Operations, LLC	(5) (6) (17)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(6)	—	—
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	12,853	12,742	12,853	1.23
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	1,904	1,895	1,904	0.18
Granicus, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	10,209	10,164	10,209	0.98
GS AcquisitionCo, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	298	292	298	0.03
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(6)	—	—
Hootsuite, Inc.	(5) (9) (10) (13)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	17,910	17,662	17,752	1.70

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Hootsuite, Inc.	(5) (13) (17)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(27)	(18)	(0.00)
Icefall Parent, Inc.	(5) (6) (10)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	5,314	5,220	5,230	0.50
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(9)	(8)	(0.00)
Kaseya, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	10,477	10,368	10,477	1.01
Kaseya, Inc.	(5) (7)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	161	157	161	0.02
Kaseya, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	158	152	158	0.02
LegitScript, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	18,903	18,634	18,903	1.81
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	500	493	500	0.05
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.11%	06/24/2028	958	924	958	0.09
LogRhythm, Inc.	(5) (6) (10)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	2,727	2,651	2,678	0.26
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(7)	(5)	(0.00)
Montana Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	8,486	8,362	8,486	0.81
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	168	156	168	0.02
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	8,276	8,156	8,276	0.79
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(25)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	5,061	5,027	5,029	0.48
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	—	(2)	(2)	(0.00)
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	4,777	4,747	4,736	0.45
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	3,132	3,112	3,103	0.30
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	—	(3)	(5)	(0.00)
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	1,526	1,511	1,511	0.15
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€562	604	576	0.06
Optimizely North America, Inc.	(5) (7) (9) (13)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£187	241	232	0.02
Optimizely North America, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(2)	(2)	(0.00)
Project Leopard Holdings, Inc.	(8) (10) (13)	First Lien Debt	S +	5.25%	9.94%	07/20/2029	9,800	9,302	8,746	0.84
Reorganized Mobileum Acquisition Co, LLC	(5) (6)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	09/11/2029	187	187	187	0.02
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	11,490	11,444	10,710	1.03
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	1,029	1,022	932	0.09
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	6,235	6,135	6,188	0.59
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	4,789	4,704	4,750	0.46
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(15)	(7)	(0.00)
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	1,457	1,443	1,443	0.14
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	(0.00)
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	(0.00)
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	21,010	20,782	19,151	1.84
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	85	49	(249)	(0.02)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,033	11,028	1.06

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	530	524	524	0.05
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(3)	(3)	(0.00)
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(3)	(6)	(0.00)
								349,817	349,720	33.56
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	2,527	2,495	2,527	0.24
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	157	151	157	0.02
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	103	98	103	0.01
								2,744	2,787	0.27
Total Debt Investments								$2,028,787	$2,009,927	192.90%
Equity Investments
Commercial Services & Supplies
Encore Holdings, LLC	(5) (14) (15)	Common Equity				11/23/2021	1,862	$244	$682	$0
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14) (15)	Common Equity				12/20/2021	500,000	500	735	0.07
Surewerx Topco, LP	(5) (13) (14) (15)	Common Equity				12/28/2022	104	104	139	0.01
								848	1,556	0.15
Containers & Packaging
BP Purchaser, LLC	(5) (14) (15)	Common Equity				12/10/2021	1,383,156	1,379	659	0.06
BP Purchaser, LLC Rights	(5) (14) (15)	Common Equity				03/12/2024	1,666,989	75	83	0.01
								1,454	742	0.07
Distributors
48Forty Solutions, LLC	(5) (9) (10) (14) (15)	Common Equity				11/01/2024	3,969	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity		12.50% PIK		09/05/2024	45	442	441	0.04
LUV Car Wash	(5) (14) (15)	Common Equity				12/06/2022	1,260	1,260	850	0.08
								1,702	1,291	0.12
Electrical Equipment
Sparkstone Electrical Group	(5) (14) (15)	Common Equity				10/15/2024	1,500	150	150	0.01

Health Care Providers & Services
mPulse Mobile, Inc.	(5) (14) (15)	Common Equity				12/17/2021	105,978	780	1,353	0.13
SDB Holdco, LLC	(5) (14) (15)	Common Equity				03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (15)	Preferred Equity		6.00% PIK		03/29/2024	4,415,744	3,015	1,539	0.15
								3,795	2,892	0.28
Insurance Services
Amerilife Holdings, LLC	(5) (14) (15)	Common Equity				09/01/2022	14,856	410	887	0.09
Frisbee Holdings, LP (Fetch)	(5) (14) (15)	Common Equity				10/31/2022	18,287	233	294	0.03
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity		10.50%		12/21/2021	1,000,000	1,355	1,330	0.13
								1,998	2,511	0.24
Professional Services

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(5) (14) (15)	Common Equity				05/03/2024	3,984	4	5	0.00
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%		05/03/2024	394,416	422	477	0.05
								426	482	0.05
Software
Fullsteam Operations, LLC	(5) (14) (15)	Common Equity				11/27/2023	11,270	380	907	0.09
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity		11.75%		06/25/2022	2,040	2,682	2,767	0.27
Reorganized Mobileum Grandparent, LLC	(5) (14) (15)	Common Equity				09/12/2024	25,375	—	—	—
Revalize, Inc.	(5) (15)	Preferred Equity	S +	10.00%		12/14/2021	2,154	3,151	3,124	0.30
Reveal Data Solutions	(5) (14) (15)	Common Equity				08/29/2023	186,769	243	306	0.03
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S +	10.50%		07/07/2022	2,123,800	2,985	3,101	0.30
								9,441	10,205	0.98
Total Equity Investments								$19,814	$19,829	1.90%
Total Portfolio Investments								$2,048,601	$2,029,756	194.80%

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	$7,952	$7,952	0.76%
Cash	40,638	40,638	3.90%
Total Cash and Cash Equivalents and Short Term Investments	$48,590	$48,590	4.66%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments	$2,097,191	$2,078,346	199.46%

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

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$2,235	$(791)
ARI Network Services, Inc.	Revolver	08/28/2026	19	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	692	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	978	(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	1,459	—
Amerilife Holdings, LLC	Revolver	08/31/2028	3,688	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,750	(19)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(30)
Any Hour, LLC	Revolver	05/23/2030	810	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	561	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,172	(6)
Apollo Acquisition, Inc.	Revolver	12/30/2030	469	(5)
Appfire Technologies, LLC	Delayed Draw Term Loan	03/31/2025	415	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—
Appfire Technologies, LLC	Revolver	03/09/2028	113	—
Applitools, Inc.	Revolver	05/25/2028	900	(8)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	883	(1)
Aptean, Inc.	Revolver	01/30/2031	1,618	(2)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(10)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	169	—
Associations, Inc.	Revolver	07/03/2028	81	—
Atlas Us Finco, Inc.	Revolver	12/09/2028	572	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Avalara, Inc.	Revolver	10/19/2028	1,015	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	173	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	2,369	(27)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	365	—
Bullhorn, Inc.	Revolver	10/01/2029	118	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	1,839	(22)
COP Collisionright Parent, LLC	Revolver	01/29/2030	883	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	324	—
Caerus US 1, Inc.	Revolver	05/25/2029	790	(24)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	292	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	117	(1)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,877	(28)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	2,852	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners, LLC	Revolver	07/30/2029	589	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	2,455	(4)
Chase Intermediate, LLC	Revolver	10/30/2028	207	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	2,256	(13)
Consor Intermediate II, LLC	Revolver	05/12/2031	602	(3)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	699	(3)
Coupa Holdings, LLC	Revolver	02/27/2029	536	(2)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	—
Diligent Corporation	Revolver	08/02/2030	2,353	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	(2)
Dwyer Instruments, Inc.	Revolver	07/20/2029	2,125	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	943	(4)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	155	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	81	—
Encore Holdings, LLC	Delayed Draw Term Loan	10/31/2026	126	(1)
Encore Holdings, LLC	Delayed Draw Term Loan	12/20/2026	1,000	(2)
Encore Holdings, LLC	Revolver	11/23/2027	359	(1)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	87	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	92	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	—
Essential Services Holding Corporation	Revolver	06/17/2030	1,394	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2025	1,204	(13)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(38)
FLS Holding, Inc.	Revolver	12/17/2027	961	(102)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	154	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	2,805	(18)
Formstack Acquisition Co	Revolver	03/28/2030	1,688	(11)
Foundation Risk Partners Corp.	Revolver	10/29/2029	1,069	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	758	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	150	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	1,260	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	140	—
Fullsteam Operations, LLC	Revolver	11/27/2029	238	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	3,919	(30)
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	(3)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	6,333	(61)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	546	—
GPS Merger Sub, LLC	Revolver	10/02/2029	437	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	1,046	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,384	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	133	—
Galway Borrower, LLC	Revolver	09/29/2028	395	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	—
Granicus, Inc.	Revolver	01/17/2031	1,797	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	3,964	—
GraphPad Software, LLC	Revolver	06/30/2031	1,651	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,161	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,211	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	4,137	(35)
Helios Service Partners, LLC	Revolver	03/19/2027	504	—
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	4,519	(14)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	280	(1)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	802	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	504	(2)
Hootsuite, Inc.	Revolver	05/22/2030	2,000	(18)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	506	(8)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	1,681	—
Inszone Mid, LLC	Revolver	11/12/2029	1,269	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	(5)
Invictus Buyer, LLC	Revolver	06/03/2031	625	(2)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	146	—
Iris Buyer, LLC	Revolver	10/02/2029	429	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	1,035	(5)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	298	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	675	(3)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	465	—
Kaseya, Inc.	Revolver	06/25/2029	469	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,743	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	141	(1)
LegitScript, LLC	Revolver	06/24/2028	2,036	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	779	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	373	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,364	(1)
MRI Software, LLC	Revolver	02/10/2027	1,327	(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	4,716	(32)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	(27)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magnolia Wash Holdings	Revolver	07/14/2028	150	(14)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	2,735	—
Mantech International CP	Revolver	09/14/2028	2,613	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	666	—
Mobile Communications America, Inc.	Revolver	10/16/2029	309	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	810	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	(1)
NSi Holdings, Inc.	Revolver	11/15/2031	263	(2)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	02/01/2025	200	(2)
Oak Purchaser, Inc.	Revolver	04/28/2028	620	(5)
Optimizely North America, Inc.	Revolver	10/30/2031	225	(2)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	262	(1)
PDI TA Holdings, Inc.	Revolver	02/03/2031	260	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,212	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	(2)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	130	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	200	(1)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	390	—
Project Potter Buyer, LLC	Revolver	04/23/2026	535	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	2,259	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	1,063	—
RFS Opco, LLC	Revolver	04/04/2029	820	(3)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	2,902	—
Randy's Holdings, Inc.	Revolver	11/01/2029	1,091	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,953	(7)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/31/2025	4	—
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	16	—
Revalize, Inc.	Revolver	04/15/2027	390	(26)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	(13)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	(2)
Riskonnect Parent, LLC	Revolver	12/07/2028	914	(7)
RoadOne IntermodaLogistics	Revolver	12/29/2028	52	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	739	—
Routeware, Inc.	Revolver	09/18/2031	170	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(2)
Runway Bidco, LLC	Revolver	12/17/2031	181	(2)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	8,591	(68)
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	(41)
Securonix, Inc.	Revolver	04/05/2028	3,697	(327)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,876	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2025	536	—
Smarsh, Inc.	Revolver	02/16/2029	161	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	2,452	(79)
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,799	(58)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(3)
Spark Buyer, LLC	Revolver	10/15/2031	188	(3)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,125	(2)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,184	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	229	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	81	—
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	154	(1)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(26)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	812	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	(1)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	909	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(21)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	539	(3)
Trunk Acquisition, Inc.	Revolver	02/19/2026	1,071	(6)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	441	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	117	(1)
V Global Holdings, LLC	Revolver	12/22/2025	454	(22)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	144	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	962	(6)
Vehlo Purchaser, LLC	Revolver	05/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	430	—
Verdantas, LLC	Revolver	05/06/2030	1,754	(18)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	245	(1)
Vertex Service Partners, LLC	Revolver	11/08/2030	49	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	417	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	433	—
Victors Purchaser, LLC	Revolver	08/15/2031	204	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	1,831	—
YI, LLC	Revolver	12/03/2029	1,373	—
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	(3)
iCIMS, Inc.	Revolver	08/18/2028	124	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
mPulse Mobile, Inc.	Revolver	12/17/2027	3,247	(40)
Total First Lien Debt Unfunded Commitments			$269,334	$(2,314)
Total Unfunded Commitments			$269,334	$(2,314)

T Series Middle Market Loan Fund LLC

Notes to the Consolidated Financial Statements

September 30, 2025

(In thousands, except unit and per unit amounts)

(1)
ORGANIZATION

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

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Money Market Funds

Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statements of Financial Condition.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors (the "Board of Directors" or the "Board") has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

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

As of both September 30, 2025 and December 31, 2024 the Company had certain investments in two and one portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2025 and December 31, 2024 was $35,339 and $18,727, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98.00% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the Company accrued $28, and $46, respectively, of U.S. federal excise taxes. For the three and nine months ended September 30, 2024, the Company accrued $—, and $16, respectively, of U.S. federal excise taxes.

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

(3)
RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2025, base management fees were $1,056, and $3,168, respectively. For the three and nine months ended September 30, 2024, base management fees were $956, and $2,794, respectively. As of September 30, 2025 and December 31, 2024, $1,056 and $1,025 was payable to the Investment Adviser relating to base management fees.

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

The Company pays the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized) (“Hurdle Rate”);
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.6393% in any quarter (6.5572% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.6393%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 8.5% of the Company’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•
8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

For the three and nine months ended September 30, 2025, $2,791 and $8,348 of income based incentive fees, respectively, were accrued to the Investment Adviser. For the three and nine months ended September 30, 2024, $3,000 and $8,379 of income based incentive fees, respectively, were accrued to the Investment Adviser.

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

For the three and nine months ended September 30, 2025, there were no capital gain incentive fees accrued to the Investment Adviser. For the three and nine months ended September 30, 2024, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2025 and December 31, 2024, there were $2,791 and $2,889, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.

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

For the three and nine months ended September 30, 2025, no expenses were incurred under the Administration Agreement. For the three and nine months ended September 30, 2024, no expenses were incurred under the Administration Agreement.

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

(4)
INVESTMENTS

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The composition of the Company’s investment portfolio was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,042,815	$2,013,847	97.8%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,877	16,917	0.8	7,733	7,771	0.4
Other Debt Investments	7,909	7,862	0.4	4,494	4,527	0.2
Equity	23,169	19,924	1.0	19,814	19,829	1.0
Total	$2,090,770	$2,058,550	100.0%	$2,048,601	$2,029,756	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	0.9%	0.9%
Air Freight & Logistics	0.5	0.5
Automobile Components	1.5	1.6
Automobiles	1.7	1.9
Beverages	0.1	—
Biotechnology	—	0.9
Building Products	0.4	0.4
Chemicals	1.6	1.7
Commercial Services & Supplies	10.6	10.1
Construction & Engineering	1.5	1.3
Consumer Staples Distribution & Retail	0.2	0.1
Containers & Packaging	1.2	1.3
Distributors	3.4	4.0
Diversified Consumer Services	6.0	6.3
Electrical Equipment	0.3	0.1
Electronic Equipment, Instruments & Components	3.6	3.5
Financial Services	5.0	4.0
Ground Transportation	1.1	0.7
Health Care Equipment & Supplies	1.4	1.4
Health Care Providers & Services	9.0	9.7
Health Care Technology	1.0	1.0
Industrial Conglomerates	4.3	4.6
Insurance Services	9.8	12.3
Interactive Media & Services	0.5	0.2
IT Services	4.7	4.2
Life Sciences Tools & Services	0.7	0.7
Machinery	1.7	1.7
Multi-Utilities	0.7	0.7
Pharmaceuticals	0.6	0.4
Professional Services	4.4	3.4
Real Estate Management & Development	2.8	2.6
Software	18.3	17.7
Wireless Telecommunication Services	0.5	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$19,530	$19,844	1.0%	$16,649	$16,993	0.8%
Canada	61,964	62,389	3.0	52,932	52,990	2.6
United Kingdom	9,346	9,424	0.5	9,057	8,897	0.4
United States	1,999,930	1,966,893	95.5	1,969,963	1,950,876	96.2
Total	$2,090,770	$2,058,550	100.0%	$2,048,601	$2,029,756	100.0%

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

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•
Each quarter, the Company's audit committee (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$34,557	$1,979,290	$2,013,847	$—	$63,619	$1,934,010	$1,997,629
Second Lien Debt	—	3,795	13,122	16,917	—	3,706	4,065	7,771
Other Debt Investments	—	—	7,862	7,862	—	—	4,527	4,527
Equity	—	—	19,924	19,924	—	—	19,829	19,829
Total	$—	$38,352	$2,020,198	$2,058,550	$—	$67,325	$1,962,431	$2,029,756
Cash equivalents	$40,741	$—	$—	$40,741	$40,638	$—	$—	$40,638
Unaffiliated money market fund	$11,105	$—	$—	$11,105	$7,952	$—	$—	$7,952

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,980,167	$12,932	$7,655	$19,055	$2,019,809
Purchases of investments(1)	104,441	—	—	1,740	106,181
Proceeds from principal repayments and sales of investments(2)	(102,349)	—	—	(255)	(102,604)
Accretion of discount/amortization of premium	2,024	3	4	—	2,031
Payment-in-kind	1,286	186	213	54	1,739
Net change in unrealized appreciation (depreciation)	1,070	1	(10)	(701)	360
Net realized gains (losses)	(7,349)	—	—	31	(7,318)
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$1,979,290	$13,122	$7,862	$19,924	$2,020,198
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$1,312	$1	$(10)	$(700)	$603

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

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,934,010	$4,065	$4,527	$19,829	$1,962,431
Purchases of investments(1)	258,174	8,642	2,881	4,397	274,094
Proceeds from principal repayments and sales of investments(2)	(232,636)	—	—	(2,357)	(234,993)
Accretion of discount/amortization of premium	5,569	4	11	—	5,584
Payment-in-kind	6,966	427	523	419	8,335
Net change in unrealized appreciation (depreciation)	(8,812)	(16)	(80)	(3,260)	(12,168)
Net realized gains (losses)	(11,836)	—	—	896	(10,940)
Transfers into/out of Level 3(3)	27,855	—	—	—	27,855
Fair value, end of period	$1,979,290	$13,122	$7,862	$19,924	$2,020,198
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(8,014)	$(17)	$(80)	$(2,822)	$(10,933)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024:

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair	Valuation	Significant Unobservable	Range(1)				Weighted
	Value	Technique(2)	Input	Low		High		Average(3)
Investments in first lien debt	$1,973,802	Yield Analysis	Discount Rate	6.77%		29.40%		9.53%
	5,488	Market Approach	EBITDA Multiple	8.25	x	10.00	x	9.78	x
Investments in second lien debt	4,249	Yield Analysis	Discount Rate	13.11%		15.29%		13.30%
	8,873	Market Approach	EBITDA Multiple					8.25	x
Investments in other securities:
Other debt	4,799	Yield Analysis	Discount Rate	14.45%		15.20%		14.72%
	3,063	Market Approach	EBITDA Multiple					8.25	x
Preferred equity	8,171	Income Approach	Discount Rate	12.09%		15.66%		13.87%
	4,316	Market Approach	EBITDA Multiple	8.25	x	15.43	x	11.64	x
Common equity	3,769	Market Approach	EBITDA Multiple	3.90	x	24.60	x	14.00	x
	3,668	Market Approach	Revenue Multiple	3.30	x	22.25	x	8.87	x
Total investments	$2,020,198

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2025, two debt investments with a combined fair value of $5.37 million transitioned from yield analysis to a market approach valuation technique. Also, two preferred equity positions with combined fair value of $2.14 million transitioned from income approach to market approach valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(2)	Input	Low	High	Average(3)
Investments in first lien debt	$1,934,010	Yield Analysis	Discount Rate	8.05%	34.06%	10.36%
Investments in second lien debt	4,065	Yield Analysis	Discount Rate	10.77%	12.70%	12.52%
Other debt	4,527	Yield Analysis	Discount Rate	9.42%	14.90%	11.47%
Preferred equity	11,240	Income Approach	Discount Rate	12.19%	17.50%	14.86%
	1,538	Market Approach	EBITDA Multiple			8.50x
Common equity	4,484	Market Approach	EBITDA Multiple	3.90x	18.70x	15.27x
	2,567	Market Approach	Revenue Multiple	7.60x	12.70x	10.04x
Total investments	1,962,431

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility(1)	3	$—	$—	$13,000	$13,000
Barclays Funding Facility	3	452,202	452,202	435,288	435,288
BNP Funding Facility	3	152,000	152,000	215,000	215,000
JPM Funding Facility	3	378,757	378,757	350,653	350,653
Total		$982,959	$982,959	$1,013,941	$1,013,941

(1)
The CBA Subscription Facility was terminated March 4, 2025 (termination date).

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,202	147,798	600,000	435,288	164,712
BNP Funding Facility	500,000	152,000	348,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	378,757	121,243	500,000	350,653	149,347
Total	$1,600,000	$982,959	$617,041	$1,675,000	$1,013,941	$661,059

(1)
The CBA Subscription Facility was terminated March 4, 2025 (termination date).
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555, respectively.
(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Combined weighted average interest rate (1)	6.41%	7.60%	6.54%	7.67%
Combined weighted average effective interest rate (2)	6.75%	7.98%	6.88%	8.09%
Combined weighted average debt outstanding	$982,194	$1,060,403	$1,005,361	$964,719

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements for each of the credit facilities.

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

The CBA Subscription Facility bore interest at a rate of: (i) with respect to Eurocurrency Rate Loans (as defined in the CBA Subscription Facility), 1.90%; (ii) with respect to RFR Loans (as defined in the CBA Subscription Facility) in Sterling, SONIA, plus 1.90%, plus a SONIA spread adjustment set forth in the CBA Subscription Facility; (iii) with respect to Daily Simple RFR Loans (as defined in the CBA Subscription Facility) in Canadian Dollars or Term CORRA Loans (as defined in the CBA Subscription Facility), as applicable, plus 1.90% plus a CORRA spread adjustment set forth in the CBA Subscription Facility; (iv) with respect to Daily Simple RFR Loans (as defined in the CBA Subscription Facility) in Dollars or Term SOFR Loans (as defined in the CBA Subscription Facility), SOFR or Term SOFR, as applicable, plus 1.90% plus a SOFR spread adjustment set forth in the CBA Subscription Facility; (v) with respect to Reference Rate Loans (as defined in the CBA Subscription Facility), (x) the greatest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (y) Term SOFR plus 1.00%, provided that the reference rate would not be less than 2.00%, plus (y) 0.90%, each as calculated in accordance with the CBA Subscription Facility.

The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended(1)
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$—	$2,318	$68	$10,031
Facility unused commitment fees	—	39	36	53
Amortization of deferred financing costs	—	88	66	305
Total	$—	$2,445	$170	$10,389
Weighted average interest rate	—%	7.31%	6.36%	7.33%
Weighted average effective interest rate	—%	7.58%	6.30%	7.55%
Weighted average outstanding balance	$—	$124,163	$6,095	$179,861

(1)
For the nine months ended September 30, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

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

The obligations of Financing SPV under the Barclays Funding Facility are secured by all of the assets held by Financing SPV (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to Financing SPV pursuant to the terms of the Sale and Contribution Agreement dated as of March 7, 2022 (the “Sale and Contribution Agreement” and, together with the Barclays Credit and Security Agreement, the “Barclays Agreements”) between the Company and Financing SPV, entered into in connection with the Barclays Funding Facility. Under the Barclays Agreements, the Company and Financing SPV, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Barclays Funding Facility.

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$7,107	$8,067	$21,887	$21,549
Facility unused commitment fees	189	249	564	1,022
Amortization of deferred financing costs	301	297	886	1,099
Total	$7,597	$8,613	$23,337	$23,670
Weighted average interest rate	6.16%	7.59%	6.40%	7.58%
Weighted average effective interest rate	6.42%	7.87%	6.66%	7.97%
Weighted average outstanding balance	$451,288	$415,842	$451,193	$373,492

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

The obligations of Financing SPV II under the BNP Funding Facility are secured by all of the assets held by Financing SPV II, including certain loans to be contributed or transferred by the Company to Financing SPV II pursuant to the terms of the Contribution Agreement (the “Contribution Agreement” and, together with the BNP Credit and Security Agreement, the “BNP Agreements”) between Financing SPV II and the Company entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to Financing SPV II certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the BNP Agreements, the Company and Financing SPV II, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The BNP Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, Financing SPV II also entered into various supporting documentation, including an account control agreement. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,699	$3,736	$9,452	$10,310
Facility unused commitment fees	790	105	1,752	344
Amortization of deferred financing costs	249	238	740	570
Total	$3,737	$4,079	$11,944	$11,224
Weighted average interest rate	6.57%	7.79%	6.57%	7.94%
Weighted average effective interest rate	7.18%	8.29%	7.09%	8.38%
Weighted average outstanding balance	$160,696	$187,630	$189,593	$170,577

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

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$6,286	$6,484	$18,426	$14,428
Facility unused commitment fees	217	290	757	2,277
Amortization of deferred financing costs	310	397	921	1,076
Total	$6,813	$7,171	$20,104	$17,781
Weighted average interest rate	6.64%	7.62%	6.69%	7.87%
Weighted average effective interest rate	6.97%	8.09%	7.03%	8.46%
Weighted average outstanding balance	$370,210	$332,767	$363,168	$240,788

(7)
COMMITMENTS AND CONTINGENCIES

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $243,605 and $269,334, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of September 30, 2025 and December 31, 2024, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $155,000 and $155,000, respectively, were uncalled.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2025	December 31, 2024
Net distributable earnings (accumulated losses), beginning of period	$(24,853)	$(13,679)
Net investment income (loss)	89,868	121,296
Net realized gain (loss)	(10,932)	(12,637)
Net unrealized appreciation (depreciation)	(14,282)	(850)
Distributions to unitholders	(91,009)	(118,957)
Tax reclassification of members' capital	—	(26)
Net distributable earnings (accumulated losses), end of period	$(51,208)	$(24,853)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

The following table summarizes the total Common Units issued and proceeds from the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	60,000
Total	3,134,796	60,000

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
Total Distributions			$1.56	$91,009
For the Nine Months Ended
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
Total Distributions			$1.82	$85,943

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

The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
Total	4,951,487	$92,963

The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
Total	4,381,359	$83,801

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase in Members' Capital from operations	$22,953	$25,910	$64,654	$82,682
Weighted average Common Units outstanding	59,939,800	49,949,722	58,326,890	46,968,123
Basic and diluted earnings (loss) per Common Unit	$0.38	$0.52	$1.11	$1.76

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.94	$19.15
Net investment income (loss)	1.54	1.92
Net unrealized and realized gain (loss)(2)	(0.44)	(0.17)
Net increase (decrease) in net assets resulting from operations	1.10	1.75
Dividends declared	(1.56)	(1.82)
Total increase (decrease) in net assets	(0.46)	(0.07)
Net asset value, end of period	$18.48	$19.08
Units outstanding, end of period	59,974,447	50,866,395
Weighted average units outstanding	58,326,890	46,968,123
Total return based on net asset value(3)	5.98%	9.43%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,108,573	$970,519
Ratio of total expenses to average Members’ Capital(4)	8.42%	11.11%
Ratio of net investment income to average Members’ Capital(4)	11.13%	13.52%
Ratio of total contributed capital to total committed capital, end of period	84.50%	79.50%
Asset coverage ratio(5)	213.00%	192.00%
Portfolio turnover rate	10.76%	14.91%

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

On November 4, 2025, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2025 through December 31, 2025, payable on or about January 6, 2026 to unitholders of record as of December 31, 2025.

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

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a business development company (“BDC”), and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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

Pursuant to exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the "Order"), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order) and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a "required majority" (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions on investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Adviser”); (ii) costs and other expenses and our allocable portion of overhead incurred by our MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•
costs associated with any private offerings of our Common Units, and any other securities offerings;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
base management fees and any incentive fee payable under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, holding, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
dues and expenses incurred in connection with membership industry or trade organizations;
•
distribution payment agent, transfer agent and custodial fees and expenses;
•
costs of derivatives and hedging;
•
federal, state and local registration fees;
•
any fees payable to rating agencies;
•
U.S. federal, state and local taxes, including any excise taxes;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the our assets for tax or other purposes;
•
independent director fees and expenses;
•
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•
the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•
any fidelity bond required by applicable law;
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•
cost of winding up; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of
	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,042,815	$2,013,847	97.8%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	16,877	16,917	0.8	7,733	7,771	0.4
Other Debt Investments	7,909	7,862	0.4	4,494	4,527	0.2
Equity	23,169	19,924	1.0	19,814	19,829	1.0
Total	$2,090,770	$2,058,550	100.0%	$2,048,601	$2,029,756	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost(3)	9.7%	10.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.8%	10.4%
Weighted average yield on total portfolio, at cost(4)	9.6%	10.2%
Weighted average yield on total portfolio, at fair value(4)	9.7%	10.3%
Number of portfolio companies	190	172
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average 12-month EBITDA	$173.0	$174.3
Median 12-month EBITDA	93.0	91.2
Weighted average net leverage through tranche(5)	6.2x	6.1x
Weighted average interest coverage(6)	1.6x	1.5x
Weighted average loan to value(7)	40.9%	40.6%
Percentage of debt investments with one or more financial covenants	52.5%	55.7%
Percentage of our debt investments that are sponsor backed	98.8%	99.9%
Percentage of loans and other debt in support of LBOs and acquisitions	65.3%	66.3%
Percentage of our debt portfolio subject to business cycle volatility	5.7%	6.2%
Average position size of our investments	$10.83	$11.80

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
(4)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue.
(6)
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
(7)
Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2025	September 30, 2024
New investments committed
Gross principal balance(1)	$98,695	$200,209
Net new investments committed	$98,695	$200,209
Investments, at cost
Investments, beginning of period	$2,090,759	$1,932,697
New investments purchased	104,934	197,583
Net accretion of discount on investments	2,108	2,535
Payment-in-kind	1,739	2,084
Net realized gain (loss) on investments	(7,318)	(10,715)
Investments sold or repaid	(101,452)	(111,850)
Investments, end of period	$2,090,770	$2,012,334
Principal amount of investments funded
First lien debt	$105,377	$198,969
Other debt investments	—	—
Equity (2)	492	470
Total	$105,869	$199,439
Amount of investments sold/fully repaid, at principal
First lien debt	$42,000	$98,652
Other debt investments	—	—
Total	$42,000	$98,652

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance, and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	1,969,197	95.7	1,948,548	96.0
Risk rating 3	72,295	3.5	67,300	3.3
Risk rating 4	17,058	0.8	13,908	0.7
Total	$2,058,550	100.0%	$2,029,756	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	2,055,431	98.3%	2,029,874	99.1%
Non-accrual	35,339	1.7	18,727	0.9
Total	$2,090,770	100.0%	$2,048,601	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$53,391	$59,775	$161,566	$168,133
Less: Total expenses	23,315	27,482	71,652	77,913
Net investment income before taxes	30,076	32,293	89,914	90,220
Less: Excise tax expense	28	—	46	16
Net investment income after taxes	30,048	32,293	89,868	90,204
Net realized gain (loss)	(7,312)	(10,712)	(10,932)	(12,650)
Net change in unrealized appreciation (depreciation)	217	4,329	(14,282)	5,128

Net increase (decrease) in Members' Capital resulting from operations	$22,953	$25,910	$64,654	$82,682

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$50,389	$55,768	$149,998	$158,567
Payment-in-kind	2,012	2,385	8,295	5,266
Dividend income	404	407	1,200	1,105
Other income	586	1,215	2,073	3,195
Total Investment Income	$53,391	$59,775	$161,566	$168,133

In the table above, total investment income decreased from $59,775 for the three months ended September 30, 2024 to $53,391 for the three months ended September 30, 2025 and decreased from $168,133 for the nine months ended September 30, 2024 to $161,566 for the nine months ended September 30, 2025. This was due to a decrease in our weighted average yield at cost of 9.7% at September 30, 2025 as compared to 10.9% at September 30, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio. This was partially offset by an increase in our investment portfolio at amortized cost from $2,012,334 as of September 30, 2024 to $2,090,770 as of September 30, 2025.

Additionally, for the three and nine months ended September 30, 2025, we recorded $728 and $1,563, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,140 and $2,315, respectively, for the same periods in the prior year, primarily as a result of decreased prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Interest and other financing expenses	$18,148	$22,308	$55,555	$63,064
Management fees	1,056	956	3,168	2,794
Income based incentive fees	2,791	3,000	8,348	8,379
Professional fees	755	779	2,360	1,803
Directors' fees	51	51	153	154
General and other expenses	514	388	2,068	1,719
Total expenses	$23,315	$27,482	$71,652	$77,913
Excise tax expense	$28	$—	$46	$16

Interest Expense and Other Financing Expenses

In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $22,308 for the three months ended September 30, 2024 to $18,148 for the three months ended September 30, 2025 and decreased from $63,064 for the nine months ended September 30, 2024 to $55,555 for the nine months ended September 30, 2025. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees. Additionally, our debt outstanding (at par) decreased from $1,060,675 as of September 30, 2024 to $982,959 as of September 30, 2025.

Management Fees

Management fees were $1,056 and $3,168 for the three and nine months ended September 30, 2025, respectively. Management fees were $956 and $2,794 for the three and nine months ended September 30, 2024, respectively. The increase was primarily due to an increase in capital called.

Incentive Fees

The income-based incentive fees were $2,791 and $8,348 for the three and nine months ended September 30, 2025, respectively. The income-based incentive fees were $3,000 and $8,379 for the three and nine months ended September 30, 2024, respectively. The decrease was primarily due to a decrease in pre-incentive fee net investment income.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(7,320)	$(10,715)	$(10,945)	$(12,655)
Foreign currency and other transactions	8	3	13	5
Net realized gain (loss)	(7,312)	(10,712)	(10,932)	(12,650)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	863	4,313	(13,859)	5,125
Non-controlled/affiliated investments	(626)	—	(514)	—
Translation of assets and liabilities in foreign currencies	(20)	16	91	3
Net change in unrealized appreciation (depreciation)	217	4,329	(14,282)	5,128
Net realized and unrealized gains (losses)	(7,095)	(6,383)	(25,214)	(7,522)

For the nine months ended September 30, 2025, net realized loss on our investments was $10,932, which was primarily due to the sale/repayment on certain equity positions and the restructuring of certain portfolio companies. For the nine months ended September 30, 2024, net realized loss on our investments was $12,650, which was primarily due to the restructuring of three portfolio companies.

For the nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $14,282 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $5,128 was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.

See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of September 30, 2025, we had three revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2025, we had approximately $51.8 million of cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $617.0 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $155.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $243.6 million.

Unregistered Sales of Equity Securities

As of September 30, 2025, we had received aggregate capital commitments of $1,000 million.

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	60,000
Total	3,134,796	60,000

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 and September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
Total Distributions			$1.56	$91,009
For the Nine Months Ended
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
Total Distributions			$1.82	$85,943

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

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
Total	4,951,487	$92,963

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the September 30, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
Total	$4,381,359	$83,801

Debt

Our outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,202	147,798	600,000	435,288	164,712
BNP Funding Facility	500,000	152,000	348,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	378,757	121,243	500,000	350,653	149,347
Total	$1,600,000	$982,959	$617,041	$1,675,000	$1,013,941	$661,059

(1)
The CBA Subscription Facility was terminated March 4, 2025.
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.
(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On November 4, 2025, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2025 through December 31, 2025, payable on or about January 6, 2026 to unitholders of record as of December 31, 2025.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;

•
the Administration Agreement; and
•
the Indemnification Agreement.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors— General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

Interest Rate Risk

We are subject to financial market risks, and most significantly, changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$61,475	$(29,489)	$31,986
Up 200 basis points	$40,983	$(19,659)	$21,324
Up 100 basis points	$20,492	$(9,830)	$10,662
Up 25 basis points	$5,123	$(2,457)	$2,666
Down 25 basis points	$(5,123)	$2,457	$(2,666)
Down 100 basis points	$(20,492)	$9,830	$(10,662)
Down 200 basis points	$(40,983)	$19,659	$(21,324)
Down 300 basis points	$(61,475)	$29,489	$(31,986)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no issuances of our Common Stock during the quarter ended September 30, 2025. Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on August 1, 2024 for issuance of our Common Units during the three months ended September 30, 2024. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 12, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)