Form 10-K
period 2025-12-31
T Series Middle Market Loan Fund LLC
filed 2026-03-02
CIK 1885968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units. The number of the registrant’s limited liability company common units outstanding at March 2, 2026 was 63,238,084.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

T Series Middle Market Loan Fund LLC

EXPLANATORY NOTE

In this report, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and the “Company” refer to T Series Middle Market Loan Fund LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•
the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley.
•
the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•
the term “MS Private Credit” refers to the North America private credit strategies within the private credit platform of IM;
•
the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term “Common Units” or “Units” refers to our common units; and
•
references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

On October 21, 2021, we completed our initial closing (“Initial Closing”) and entered into subscription agreements (a “Subscription Agreement”) for capital commitments to purchase our Common Units in a private placement and received aggregate capital commitments to purchase Common Units of $1.0 billion.

Pursuant to our limited liability company agreement, as amended and restated from time to time, the LLC Agreement, we may draw down capital commitments to make investments or pay expenses at any time during the period beginning on the Initial Closing and ending on the earlier of (i) the date that is one year after the receipt of notice from a majority of our common unitholders of a desire to terminate the investment period and (ii) the date on which we provide notice to our common unitholders of the termination of the investment period, in each case, unless earlier terminated in accordance with our LLC Agreement (the “Investment Period”). After the expiration of the Investment Period, we may draw down remaining capital commitments, if any, to the extent necessary: (a) to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of financings, or other obligations, contingent or otherwise (including the fees payable to the Adviser pursuant to the Investment Advisory Agreement (as defined below), whether incurred before or after the end of the Investment Period, (b) to fulfill investment commitments made or approved by the Adviser prior to the expiration of the Investment Period or complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), and/or (d) for us to comply with applicable laws and regulations, including the 1940 Act and the Code.

We do not intend to target a quotation or listing of our Common Units on a national securities exchange, including an initial public offering (an “Exchange Listing”). If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders.

The term of the Company will continue until the fourth anniversary of the expiration of the Investment Period, subject to extension for up to an additional one-year period pursuant to the approval of the unitholders and the Adviser’s recommendation with the approval of the Board of Directors of the Company (the “Board of Directors” or the “Board”), unless the Company is sooner dissolved, each as provided in our LLC Agreement, or by operation of law. The Company will be dissolved (i) upon the expiration of its term (as such term may be extended pursuant to the LLC Agreement), (ii) at any time upon (a) the affirmative vote of a majority of the full Board of Directors and (b) the affirmative vote of a majority of the holders of then-outstanding Common Units, voting together as a single class, (iii) if there are no members of the Company, unless the business of the Company is continued in accordance with our LLC Agreement or the Delaware Limited Liability Company Act (6 Del. C. §18-214, et seq.) (as amended from time to time, the “Delaware Act”), or (iv) upon the entry of a decree of judicial dissolution under the Delaware Act.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated October 19, 2021 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved in August 2025.

We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Administrator reserves the right to waive all or a part of any reimbursement due from us at its sole discretion. See “ — Administration Agreement” below for a discussion of the expenses that we reimburse the Administrator (subject to the review and approval of our Independent Directors (as defined below).

Investments

1.
Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

As of December 31, 2025, we had investments in 202 portfolio companies across 34 industries. Based on fair value as of December 31, 2025, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors for the applicable reference rate. As of December 31, 2025, our weighted average total yield of investments in debt securities at amortized cost was 9.1%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading, defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:

•
Strong, predictable deal flow given significant private equity committed capital;
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•
Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•
Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and for the avoidance of doubt, investments in such sectors are separate and apart from ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

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

We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 – $200 million;
•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;
•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;

•
Predominantly North American base of operations;
•
Typical loan-to-value of up to 60%; and
•
Experienced management teams with successful track records.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•
Performing thorough fundamental business and industry due diligence;
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

Market Opportunity

We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence, or AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us, which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to several structural and market factors. We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities, that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.

•
Covenants: We seek to underwrite loans that have legal documentation that contain meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allow us to diagnose and respond to borrower underperformance typically before value materially erodes. We also believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

Ability to Leverage Morgan Stanley’s Relationships and Network

Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world, which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including, without limitation, joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See “Part 1, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanley's North America Private Credit Platform and chairs the investment committees of the platform.

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

Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;

•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance (“ESG”) issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. These considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower's hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors, and uses internal resources including leveraging extensive industry expertise resident in Morgan Stanley's business, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings (“Internal Risk Ratings”), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1

In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company, or the likelihood of a potential exit.

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

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital market volatility and economic uncertainty.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including, without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to, those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, which includes among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Implications of Being an Emerging Growth Company

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:

•
the last day of our fiscal year in which the fifth anniversary of any initial public offering of our Common Units;
•
the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, and December 31, 2024, our asset coverage ratio was 201.00% and 203.00%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Distribution Reinvestment Plan (“DRIP”)

We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Common Units of same class of Common Units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

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

Investment Advisory Agreement

We entered into an investment advisory agreement with our Adviser on October 19, 2021 (the “Original Investment Advisory Agreement”). The Original Investment Advisory Agreement had an initial term of two years and continued thereafter from year to year upon approval of a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

In February 2026, following the approval of our Board of Directors and our unitholders, we entered into an amended and restated investment advisory agreement effective as of January 1, 2026 (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the “Investment Advisory Agreement”). The Amended and Restated Investment Advisory Agreement will have an initial term of two years and will continue thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors including a majority of Independent Directors.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Our Investment Adviser is not obligated to return to us any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.

Pursuant to the Original Investment Advisory Agreement, we paid the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:

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

Pursuant to the Amended and Restated Investment Advisory Agreement, we pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed the product of the Hurdle Rate and the value of our net assets as of the end of the immediately preceding calendar quarter after making appropriate adjustments for our subscriptions (which shall include all issuances by us of our Common Units, including issuances pursuant to our distribution reinvestment plan) and distributions during the applicable calendar quarter; and

•
2.50% (10% annualized) of the portion of the pre-incentive fee net investment income that exceeds the product of the Floating Rate and the value of our net assets as of the end of the immediately preceding calendar quarter after making appropriate adjustments for our subscriptions (which shall include all issuances by us of our Common Units, including issuances pursuant to its distribution reinvestment plan) and distributions during the applicable calendar quarter.

For purposes of calculation of the incentive fee with respect to pre-incentive fee net investment income pursuant to the Amended and Restated Investment Advisory Agreement, the following terms have the following meaning:

“Hurdle Rate” for any calendar quarter means one fourth of the sum of 3.50% and the Floating Rate.

“Floating Rate” means, initially, the average three-month SOFR calculated based on SOFR as of the end of the then-current quarter and the end of the immediately preceding calendar quarter; provided that if a Floating Rate Transition Event (as defined in the Amended and Restated Investment Advisory Agreement) and its related Floating Rate Replacement Date (as defined in the Amended and Restated Investment Advisory Agreement) have occurred with respect to SOFR, then “Floating Rate” means an alternative or successor rate, or replacement rate thereof. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero.

PIK interest and original issue discount (“OID”) will increase our pre-incentive fee net investment income and make it easier to surpass the Hurdle Rate.

Under the Original Investment Advisory Agreement, we paid the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Original Investment Advisory Agreement in an amount equal to 8.5% of our realized capital gains, if any, on a quarterly basis from the date of our election to be regulated as a BDC through the end of a given quarter or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation as of the end of such quarter or upon termination of the Original Investment Advisory Agreement.

Under the Amended and Restated Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Amended and Restated Investment Advisory Agreement in an amount equal to 2.5% of our realized capital gains, if any, on a quarterly basis from the date of our election to be regulated as a BDC through the end of a given quarter or upon the termination of the Amended and Restated Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation as of the end of such quarter or upon termination of the Amended and Restated Investment Advisory Agreement.

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

Administration Agreement

We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently re-approved in August 2025.

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

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our Units are illiquid investments for which there is not a secondary market.
•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

•
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•
We are subject to risks associated with our Credit Facilities.
•
Investors in our Common Units may fail to fund their capital commitments when due.
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
The Adviser can resign on 90 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
The Administrator can resign on 90 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
•
We may be subject to risks associated with our investments in the software industry.
•
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.
•
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.
•
Our debt investments may be risky and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
Economic recession or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•
Inflation could adversely impact our portfolio companies and our results of our operations.
•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our investments in OID and PIK instruments may expose us to investment risk.
•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

Risks Relating to Our Common Units

•
Investing in our Common Units may involve an above average degree of risk.
•
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
•
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
Our unitholders may experience dilution in their ownership percentage.
•
Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.
•
Our unitholders may receive shares of our Common Units as dividends, which could result in adverse tax consequences to them.
•
We may in the future determine to issue preferred units, which could adversely affect the value of our Common Units.
•
The net asset value of our Common Units may fluctuate significantly.
•
Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.

Regulation as a Business Development Company

General

On October 19, 2021, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small- and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not intend to list our Common Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its unitholders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies either of the following:
(i)
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii)
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)
Securities of any eligible portfolio company which we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 13, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us. As a result of the unitholder approval, effective October 14, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Common Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly owned, consolidated subsidiaries.

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

A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: T Series Middle Market Loan Fund LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•
pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2021, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

Certain Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Units. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including unitholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that unitholders hold our Common Units as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.

A “U.S. unitholder” is a beneficial owner of our Common Units that is for U.S. federal income tax purposes:

•
a citizen or individual resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Tax matters are very complicated, and the tax consequences to a unitholder of an investment in our Common Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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

Taxation as a RIC

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

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

To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayment has historically tended to increase (as does price fluctuations) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates has in the past and may in the future enter into one or more contractual arrangements with Syndication Partners including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

It should be noted that Morgan Stanley has, directly and/or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.

In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Common Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our unitholders, giving rise to a conflict.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Conflicts related to other arrangements with the Adviser and its affiliates.

We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. These arrangements create conflicts of interest that our Board of Directors monitors.

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Our Units are illiquid investments for which there is not a secondary market.

We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating a liquidity event in the future. We currently do not expect to complete a liquidity event within any specific time period, if at all, and we do not intend to undertake an Exchange Listing. If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders. Furthermore, even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for our Units or otherwise complete a liquidity event, investors may not receive a return of all of their invested capital as units of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Unit may decline. We cannot predict whether our Units, if listed on a national securities exchange, would trade at, above or below net asset value.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

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

For any taxable year that we are not so treated as a “publicly offered regulated investment company,” which status is acquired as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. Miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”

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

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to the Units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Units or otherwise be in the best interest of our common unitholders. Holders of our Common Units will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of holders of our Common Units and the rights of holders of our preferred units to receive distributions would be senior to those of holders of Common Units. We do not, however, anticipate issuing preferred units in the next 12 months.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and, may grant a security interest in all of our assets and may pledge the right to make capital calls of unitholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.

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

The following table illustrates the effect of leverage on returns from an investment in our Common Units as of December 31, 2025 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2025 (1)	(26.7)%	(16.5)%	(6.4)%	3.8%	14.0%

(1)
Assumes $2.3 billion in total assets, $1.1 billion in debt outstanding and $1.1 billion in net assets as of December 31, 2025 , and an average cost of funds of 6.42%, which is our weighted average interest rate excluding unused fees and financing costs.

Based on our outstanding indebtedness of $1.1 billion as of December 31, 2025 and the weighted average annual interest rate of 6.42% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of 3.13% at least to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.

We have entered into a revolving credit agreement with the Company, as borrower, and Commonwealth Bank of Australia as administrative agent, lead arranger, letter of credit issuer and a lender (as amended, restated or otherwise modified from time to time, the “CBA Subscription Facility”).

T Series Financing SPV LLC, our wholly owned subsidiary, or Financing SPV, has entered into a credit and security agreement with Financing SPV, as the borrower, the lenders party thereto, Barclays Bank PLC, as the administrative agent for the lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary (as amended, restated, supplemented or otherwise modified from time to time, the “Barclays Funding Facility”).

T Series Financing II SPV LLC, our wholly owned subsidiary, or Financing SPV II, has entered into a revolving credit and security agreement with Financing SPV II, as the borrower, BNP Paribas, as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “BNP Funding Facility”).

T Series Financing III SPV LLC, our wholly owned subsidiary, or Financing SPV III, has entered into the loan and security agreement with Financing SPV III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Funding Facility”).

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

Any inability to renew, extend or replace the Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.

There can be no assurance that we would be able to renew, extend or replace the Credit Facilities upon their maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the Credit Facilities at the time of maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.

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

We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any Credit Facility documents, a default would occur. In the event of a default under any Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

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

We may be subject to risks associated with any collateralized loan obligations, or CLOs, we enter into to finance our investments.

We may enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an “MS Issuer”). As a result of these CLOs, we would be subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the CLOs, we would expect institutional investors to purchase the notes issued by an MS Issuer in a private placement, while we would retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5: Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average called capital and our incentive fees will be based, in part, on unrealized losses.

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We could invest in portfolio companies in the insurance services industry, and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

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

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any equityholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2025, approximately 52% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG, events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
Pollution and waste risks including liabilities associated with contamination and waste management costs;
•
Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•
Security and safety risks such as consumer security, data privacy and security; and
•
Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

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

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

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

We intend to make periodic distributions to our common unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to holders of Common Units that include a return of capital, such portion of the distribution essentially constitutes a return of the common unitholder’s investment in the Company and does not represent income or capital. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Units. A return of capital distribution may cause a common unitholder to recognize a capital gain from the sale of our Common Units even if the common unitholder sells its Common Units for less than the original purchase price.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund dividends (which may reduce the amount of capital we ultimately invest in assets).

Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligations to waive fees or receipt of expense reimbursements, if any.

Our unitholders may experience dilution in their ownership percentage.

Our unitholders do not have preemptive rights to purchase any Common Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value, existing unitholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Units and the value of our investments, unitholders may also experience dilution in the book value and fair value of their Common Units.

Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.

We have an “opt out” DRIP (as defined below) pursuant to which unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Common Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Common Units over time. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”

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

The net asset value and liquidity, if any, of the market for our Common Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;
•
distributions that exceed our net investment income and net income as reported according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”);
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of our Adviser or certain of its key personnel;
•
inability of the Adviser to employ additional experienced investment professionals;
•
general economic trends and other external factors;
•
escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices, other supply chain issues, and its impact on the industries in which we invest and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;

•
inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
loss of a major funding source;
•
the impact of information technology systems failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and
•
The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

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

Persons with the right to appoint a director or who hold 10% or more of our Common Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser we are subject to certain federal banking and financial requirements, including the BHCA regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

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

Like other financial services firms, Morgan Stanley, its third party-providers and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.

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

In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•
the last day of the fiscal year ending after the fifth anniversary of any quotation or listing of our Common Units on a national securities exchange, including any initial public offering;
•
the year in which our total annual gross revenues first exceed $1.235 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

As an “emerging growth company”, we may take advantage of certain of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our Common Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.

We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because our Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program, and make adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investment companies, including business development companies, from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of March 2, 2026, we had 2 holders of record of our Common Units.

Distribution Policy

To the extent that we have income available, we intend to make quarterly distributions to holders of our Common Units out of assets legally available for distribution. We have elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our holders of our Common Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”

We cannot assure you that we will achieve results that will permit us to pay any cash distributions and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common units under our DRIP. See “Item 1. Business—Dividend Reinvestment Plan.”

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
November 04, 2025	December 31, 2025	January 06, 2026	0.48	29,579
Total Distributions			$2.04	$120,588

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP for the year ended December 31, 2025 (dollar amount in thousands):

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
October 03, 2025	1,648,783	30,471
Total	6,600,270	$123,434

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), which may include proprietary accounts of Morgan Stanley, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions on investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,184,395	$2,141,391	97.9%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	17,092	17,401	0.8	7,733	7,771	0.4
Other Debt Investments	8,128	8,029	0.4	4,494	4,527	0.2
Equity	24,369	19,127	0.9	19,814	19,829	1.0
Total	$2,233,984	$2,185,948	100.0%	$2,048,601	$2,029,756	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	202	172
Number of new investment commitments in portfolio companies	40	54
Number of investments commitments exited or fully repaid	10	8
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.1%	10.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.3%	10.4%
Weighted average yield on total portfolio, at cost(4)	9.0%	10.2%
Weighted average yield on total portfolio, at fair value(4)	9.2%	10.3%
Weighted average 12-month EBITDA	$171.7	$174.3
Median 12-month EBITDA	93.0	91.2
Weighted average net leverage through tranche(5)	6.1x	6.1x
Weighted average interest coverage(6)	1.7x	1.5x
Weighted average loan to value(7)	41.2%	40.6%
Percentage of debt investments with one or more financial covenants	47.9%	55.7%
Percentage of our debt investments that are sponsor backed	98.4%	99.9%
Percentage of loans and other debt in support of LBOs and acquisitions	65.2%	66.3%
Percentage of our debt portfolio subject to business cycle volatility	5.3%	6.2%
Percentage of our total portfolio on non-accrual, at cost	2.6%	0.9%
Average position size of our investments	$10.80	$11.80

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.
(6)
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(7)
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
New investments committed
Gross principal balance(1)	$477,270	$719,567	$606,153
Less: Syndications	—	—	42,510
Net new investments committed	$477,270	$719,567	$563,643
Investments, at cost
Investments, beginning of period	$2,048,601	$1,705,090	$1,264,933
New investments purchased	444,067	641,206	605,670
Net accretion of discount on investments	7,565	8,242	5,837
Payment-in-kind	11,934	8,974	3,515
Net realized gain (loss) on investments	(10,937)	(12,643)	60
Investments sold or repaid	(267,246)	(302,268)	(174,925)
Investments, end of period	$2,233,984	$2,048,601	$1,705,090
Principal amount of investments funded
First lien debt	$447,488	$645,059	$614,718
Second lien debt	—	—	4,356
Other debt investments	—	2,649	—
Equity (2)	539	549	908
Total	$448,027	$648,257	$619,982
Amount of investments sold/fully repaid, at principal
First lien debt	$82,506	$227,092	$81,285
Second lien debt	—	3,300	—
Other securities	2,357	—	—
Total	$84,863	$230,392	$81,285

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$972	—%	$—	—%
Risk rating 2	2,080,283	95.2	1,948,548	96.0
Risk rating 3	71,335	3.3	67,300	3.3
Risk rating 4	33,358	1.5	13,908	0.7
	$2,185,948	100.0%	$2,029,756	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,175,515	97.4%	$2,029,874	99.1%
Non-accrual (1)	58,469	2.6	18,727	0.9
Total	$2,233,984	100.0%	$2,048,601	100.0%

(1) As of December 31, 2025 and December 31, 2024 the company had certain investments in three and one portfolio companies, respectively, that were on non-accrual.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended
	December 31, 2025	December 31, 2024
Total investment income	$214,577	$224,794
Less: Total expenses	94,487	103,322
Net investment income before taxes	120,090	121,472
Less: Excise tax expense	168	176
Net investment income after taxes	119,922	121,296
Net change in unrealized appreciation (depreciation)	(30,102)	(850)
Net realized gain (loss)	(10,924)	(12,637)
Net increase (decrease) in Members' Capital resulting from operations	$78,896	$107,809

Investment Income

Investment income was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Investment income:
Interest income	$199,265	$211,437
Payment-in-kind	10,528	7,795
Dividend income	1,819	1,506
Other income	2,965	4,056
Total Investment Income	$214,577	$224,794

In the table above, total investment income decreased from $224,794 for the year ended December 31, 2024 to $214,577 for the year ended December 31, 2025. This was due to a decrease in our weighted average yield at cost of 9.1% at December 31, 2025 as compared to 10.3% at December 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio. This was partially offset by an increase in our investment portfolio at amortized cost from $2,048,601 as of December 31, 2024 to $2,233,984 as of December 31, 2025.

Additionally, for the year ended December 31, 2025, we recorded $1,910 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $2,808 for the same period in the prior year, primarily as a result of decreased prepayments.

Expenses

Expenses were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Expenses:
Interest and other financing expenses	$73,375	$82,897
Management fees	4,225	3,819
Income based incentive fees	11,140	11,269
Professional fees	3,062	2,761
Directors' fees	205	207
General and other expenses	2,480	2,369
Total expenses	$94,487	$103,322
Excise tax expense	$168	$176

Interest Expense and Other Financing Expenses

In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $82,897 for the year ended December 31, 2024 to $73,375 for the year ended December 31, 2025. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees. This was partially offset by an increase in our debt outstanding (at par) from $1,013,941 as of December 31, 2024 to $1,112,958 as of December 31, 2025.

Management Fees

Management fees were $4,225 and $3,819 for the year ended December 31, 2025 and December 31, 2024, respectively. The increase was primarily due to an increase in capital called during the fourth quarter of 2024, resulting in a higher total average capital called balance during the fiscal year ended 2025 compared to the capital called balance during the fiscal year ended 2024.

Incentive Fees

The income-based incentive fees were $11,140 and $11,269 for the year ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily due to a decrease in pre-incentive fee net investment income.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2025	December 31, 2024
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(10,945)	$(12,643)
Foreign currency and other transactions	21	6
Net realized gain (loss)	(10,924)	(12,637)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(28,918)	(798)
Non-controlled/affiliated investments	(1,268)	—
Translation of assets and liabilities in foreign currencies	84	(52)
Net change in unrealized appreciation (depreciation)	(30,102)	(850)
Net realized and unrealized gains (losses)	$(41,026)	$(13,487)

For the year ended December 31, 2025, net realized loss on our investments was $10,924, which was primarily due to the sale/repayment on certain equity positions and the restructuring of certain portfolio companies.

For the year ended December 31, 2024, net realized loss on our investments was $12,637, which was primarily due to the restructuring of three portfolio companies.

For the year ended December 31, 2025, net change in unrealized depreciation on our investments of $30,102 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

For the year ended December 31, 2024, net change in unrealized depreciation on our investments of $850 was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.

For the years ended December 31, 2024 and December 31, 2023

A comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found in our Form 10-K for the fiscal year ended December 31, 2024 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of December 31, 2025, we had three revolving credit facilities outstanding, as described in “—Debt” below. We may, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, we had approximately $70.9 million of cash and cash equivalents, and short term investments (including investments in money market funds), which, taken together with our approximately $487.0 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $155.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $294.9 million.

Unregistered Sales of Equity Securities

As of December 31, 2025, we had received aggregate capital commitments of $1,000 million.

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
October 28, 2024	2,619,172	50,000
Total	5,753,968	$110,000

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
November 04, 2025	December 31, 2025	January 06, 2026	0.48	29,579
Total Distributions			$2.04	$120,588
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957

We have adopted an “opt out” distribution reinvestment plan. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the year ended December 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
October 03, 2025	1,648,783	30,471
Total	6,600,270	$123,434

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the year ended December 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
October 03, 2024	1,537,393	29,333
Total	5,918,752	$113,134

Debt

Our outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,199	147,801	600,000	435,288	164,712
BNP Funding Facility	500,000	227,000	273,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	433,759	66,241	500,000	350,653	149,347
Total	$1,600,000	$1,112,958	$487,042	$1,675,000	$1,013,941	$661,059

(1)
The CBA Subscription Facility was terminated March 4, 2025 (termination date).
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.
(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On February 26, 2026, our Board declared a distribution equal to an amount our taxable earnings per Common Unit, including net investment income (if positive) for the period January 1, 2026 through March 31, 2026, payable on or about April 3, 2026 to unitholders of record as of March 31, 2026.

On February 27, 2026, we and our Adviser entered into an Amended and Restated Investment Advisory Agreement, effective as of January 1, 2026, which amended and restated the Original Investment Advisory Agreement. The Amended and Restated Investment Advisory Agreement amended the incentive fees payable under the advisory agreement, which are described in “Item 1. Business - Investment Advisory Agreement- Incentive Fee” in Part I of this report.

On February 27, 2026, we entered into the Second Amended and Restated Limited Liability Company Agreement to make certain administrative updates to our operating agreement.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 5—Fair Value Measurements” included in the notes to the consolidated financial statements.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on, among other things, the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors— General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.

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

As of December 31, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

Basis Point Change - Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$64,956	$(33,389)	$31,567
Up 200 basis points	$43,304	$(22,259)	$21,045
Up 100 basis points	$21,652	$(11,130)	$10,522
Up 25 basis points	$5,413	$(2,782)	$2,631
Down 25 basis points	$(5,413)	$2,782	$(2,631)
Down 100 basis points	$(21,652)	$11,130	$(10,522)
Down 200 basis points	$(43,243)	$22,259	$(20,984)
Down 300 basis points	$(62,832)	$33,389	$(29,443)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of T Series Middle Market Loan Fund LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of financial condition of T Series Middle Market Loan Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period then ended, financial highlights for each of the four years ended December 31, 2025 and the period from September 14, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, cash flows for each of the three years in the period then ended, the financial highlights for each of the four years ended December 31, 2025 and the period from September 14, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY

March 2, 2026

We have served as the Company’s auditor since 2021.

T Series Middle Market Loan Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,219,206 and $2,048,601 )	$2,172,438	$2,029,756
Non-controlled/affiliated investments, at fair value (amortized cost $14,778 and $-)	13,510	—
Total investments, at fair value (cost of $2,233,984 and $2,048,601)	$2,185,948	$2,029,756
Cash and cash equivalents	47,217	40,638
Investments in unaffiliated money market fund (cost of $23,676 and $7,952)	23,676	7,952
Deferred financing costs	13,254	14,750
Interest and dividend receivable from non-controlled/non-affiliated investments	13,237	15,083
Interest and dividend receivable from non-controlled/affiliated investments	254	—
Receivable for investments sold/repaid	200	315
Prepaid expenses and other assets	140	327
Total assets	2,283,926	2,108,821

Liabilities
Debt	1,112,958	1,013,941
Payable to affiliates (Note 3)	—	127
Dividends payable	29,579	33,014
Management fees payable	1,056	1,025
Income based incentive fees payable	2,792	2,889
Interest and other financing costs payable	12,216	12,996
Accrued expenses and other liabilities	1,618	2,864
Total liabilities	1,160,219	1,066,856

Commitments and contingencies (Note 7)

Members' Capital
Common units (61,623,231 and 55,022,961 common units issued and outstanding)	$62	$55
Paid-in capital in excess of par value	1,190,236	1,066,763
Total distributable earnings (loss)	(66,591)	(24,853)
Total members' capital	$1,123,707	$1,041,965
Total liabilities and members' capital	$2,283,926	$2,108,821
Net asset value per unit	$18.24	$18.94

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$198,861	$211,437	$168,475
Payment-in-kind income	9,822	7,795	2,669
Dividend income	1,690	1,506	1,145
Other income	2,942	4,056	4,249
From non-controlled/affiliated investments:
Interest income	404	—	—
Payment-in-kind income	706	—	—
Dividend income	129	—	—
Other income	23	—	—
Total investment income	214,577	224,794	176,538
Expenses:
Interest and other financing expenses	73,375	82,897	64,313
Management fees	4,225	3,819	3,331
Income based incentive fees	11,140	11,269	8,963
Professional fees	3,062	2,761	1,930
Directors' fees	205	207	208
General and other expenses	2,480	2,369	1,213
Total expenses	94,487	103,322	79,958
Net investment income before taxes	120,090	121,472	96,580
Excise tax expense	168	176	92
Net investment income after taxes	119,922	121,296	96,488

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(10,945)	(12,643)	60
Foreign currency and other transactions	21	6	7
Net realized gain (loss)	(10,924)	(12,637)	67
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(28,918)	(798)	13,003
Non-controlled/affiliated investments	(1,268)	—	—
Translation of assets and liabilities in foreign currencies	84	(52)	2
Net change in unrealized appreciation (depreciation)	(30,102)	(850)	13,005
Net realized and unrealized gain (loss)	(41,026)	(13,487)	13,072
Net increase (decrease) in members' capital resulting from operations	$78,896	$107,809	$109,560

Earnings (loss) per unit (basic and diluted)	$1.33	$2.21	$2.91
Weighted average units outstanding (basic and diluted):	59,157,749	48,791,217	37,686,642

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Changes in Members’ Capital

(In thousands and per unit amount)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Members' Capital at beginning of period:	$1,041,965	$829,979	$582,083
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	119,922	121,296	96,488
Net realized gain (loss)	(10,924)	(12,637)	67
Net change in unrealized appreciation (depreciation)	(30,102)	(850)	13,005
Net increase (decrease) in members’ capital resulting from operations	78,896	107,809	109,560

Distributions to unitholders from:
Distributable earnings	(120,588)	(118,957)	(94,829)
Total distributions to unitholders	(120,588)	(118,957)	(94,829)

Capital transactions:
Issuance of common units	—	110,000	150,000
Reinvestment of dividends	123,434	113,134	83,165
Net increase in Members' Capital resulting from capital transactions	123,434	223,134	233,165
Total increase (decrease) in Members' Capital	81,742	211,986	247,896
Members' Capital at end of period	$1,123,707	$1,041,965	$829,979
Distributions per share	$2.04	$2.42	$2.48

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$78,896	$107,809	$109,560
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	30,186	798	(13,003)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(84)	52	(2)
Net realized (gain) loss on investments	10,945	12,643	(60)
Net realized (gain) loss on foreign currency transactions	(21)	(6)	(7)
Investments in unaffiliated money market fund, net	(15,724)	—	—
Net accretion of discount and amortization of premium on investments	(7,565)	(8,242)	(5,837)
Payment-in-kind interest and dividend capitalized	(11,934)	(8,974)	(3,515)
Amortization of deferred financing costs	3,527	3,979	3,021
Purchases of investments and change in payable for investments purchased	(444,066)	(641,205)	(605,670)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	267,352	302,107	175,295
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	1,846	(2,058)	(4,293)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(254)	—	—
(Increase) decrease in prepaid expenses and other assets	187	(303)	(3)
(Decrease) increase in payable to affiliates	(127)	(1,352)	403
(Decrease) increase in management fees payable	31	106	266
(Decrease) increase in incentive fees payable	(97)	257	993
(Decrease) increase in interest payable	(780)	551	5,844
(Decrease) increase in accrued expenses and other liabilities	(1,245)	864	775
Net cash provided by (used in) operating activities	(88,927)	(232,974)	(336,233)

Cash flows from financing activities:
Borrowings on debt	231,000	412,699	433,500
Repayments on debt	(133,000)	(279,500)	(229,000)
Proceeds from issuance of Common Units	—	110,000	150,000
Deferred financing costs paid	(2,031)	(6,103)	(9,244)
Tax withholding paid	(590)	(552)	(427)
Net cash provided by (used in) financing activities	95,379	236,544	344,829
Net increase (decrease) in cash and cash equivalents	6,452	3,570	8,596
Effect of foreign exchange rate changes on cash	127	(44)	9
Cash, cash equivalents and restricted cash, at beginning of period	40,638	45,064	36,459
Cash, cash equivalents and restricted cash, at end of period	$47,217	$48,590	$45,064
Supplemental information and non-cash activities:
Excise tax paid	$178	$106	$77
Accrued but unpaid dividends	$29,579	$33,014	$27,744
Interest and financing costs paid	$70,738	$82,346	$55,427
Dividend reinvestments	$123,434	$113,134	$83,165
Accrued but unpaid deferred financing costs	$—	$—	$1,078
Non-cash purchases of investments	$(18,709)	$(15,370)	$—
Non-cash sales of investments	$18,709	$15,370	$—

The accompanying notes are an integral part of these audited consolidated financial statements

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	10,280	$10,179	$10,179	0.91%
GB Eagle Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(12)	(12)	—
GB Eagle Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(15)	(15)	—
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	3,564	3,512	3,512	0.31
Jonathan Acquisition Company	(5) (6) (17)	First Lien Debt	S +	4.50%	8.34%	05/11/2029	—	(6)	(6)	—
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	17,967	17,762	17,967	1.60
ManTech International CP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	—	(4)	—	—
ManTech International CP	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(24)	—	—
								31,392	31,625	2.82
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.57%	06/11/2027	10,831	10,758	10,776	0.96
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	330	324	317	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	30	30	29	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	60	59	57	0.01
								11,171	11,179	1.00
Automobile Components
Continental Battery Company	(5) (10) (12) (13)	First Lien Debt	S +	7.00% PIK	11.29%	07/20/2028	6,473	6,415	2,740	0.24
OEConnection, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,958	2,943	2,943	0.26
OEConnection, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(4)	(4)	—
OEConnection, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(2)	—
Randy's Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	12,644	12,409	12,518	1.11
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	3,338	3,249	3,284	0.29
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	—	(27)	(17)	—
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	11,175	11,020	10,859	0.97
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	2,667	2,633	2,591	0.23
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.52%	08/05/2027	963	940	895	0.08
								39,576	35,807	3.18
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	6,739	6,643	6,722	0.60
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	4,054	3,987	4,039	0.36
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	157	142	155	0.01
Drivecentric Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	16,566	16,424	16,566	1.47
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(5)	—	—
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(16)	—	—
LeadVenture, Inc.	(5) (7) (11)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	4,378	4,316	4,378	0.39
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	275	267	275	0.02
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	84	78	84	0.01
Turbo Buyer, Inc.	(5) (6)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	972	967	972	0.09
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	9,689	9,616	9,618	0.86

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	1,314	1,303	1,314	0.12
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	—	(23)	—	—
								43,699	44,123	3.93
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	3,251	3,235	3,235	0.29
Computer Services, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(3)	(3)	—
								3,232	3,232	0.29
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	2,686	2,662	2,666	0.24
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(5)	(8)	—
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(3)	(3)	—
								2,654	2,655	0.24
Building Products
Project Potter Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	8,817	8,814	8,817	0.78
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	—	—	—	—
								8,814	8,817	0.78
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	26,380	26,124	24,104	2.15
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	1,011	994	923	0.08
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	—	(10)	(115)	—
V Global Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.77%	01/02/2029	7,737	7,672	7,125	0.63
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.77%	01/02/2029	455	450	369	0.03
								35,230	32,406	2.89
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	9,015	8,948	8,948	0.80
Astra Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	—	(11)	(11)	—
Atlas US Finco, Inc.	(5) (6) (11) (14)	First Lien Debt	S +	4.75%	8.61%	12/09/2029	16,822	16,549	16,822	1.50
Atlas US Finco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	8.61%	12/10/2029	2,972	2,959	2,972	0.26
Atlas US Finco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.75%	8.61%	12/09/2028	—	(10)	—	—
BPG Holdings IV Corp.	(5) (7) (10)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.67%	07/30/2029	8,622	8,283	6,782	0.60
Consor Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	3,369	3,345	3,365	0.30
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	—	(8)	(2)	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	120	116	120	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	3,494	3,464	3,494	0.31
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(5)	—	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	392	389	383	0.03
Energy Labs Holdings Corp.	(5) (6)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	115	114	112	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	28	27	26	—
Firebird Acquisition Corp, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	864	860	864	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	202	201	202	0.02
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	—	(1)	—	—
FLS Holding, Inc.	(5) (6) (11) (14)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	19,883	19,685	16,945	1.51

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
FLS Holding, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	4,662	4,616	3,973	0.35
FLS Holding, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.25%	9.07%	12/17/2027	1,898	1,886	1,614	0.14
Hercules Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	4,959	4,931	4,909	0.44
HSI Halo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	14,496	14,375	14,438	1.28
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	1,301	1,286	1,290	0.11
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.84%	06/28/2030	—	(13)	(7)	—
Iris Buyer, LLC	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	3,021	2,959	3,013	0.27
Iris Buyer, LLC	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	278	272	277	0.02
Iris Buyer, LLC	(5) (6) (10) (14) (17)	First Lien Debt	S +	5.25%	9.09%	10/02/2029	—	(7)	(1)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	17,394	17,221	17,394	1.55
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	976	965	976	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	—	(10)	—	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	4,095	4,057	4,054	0.36
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(6)	(13)	—
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(6)	(6)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	1,591	1,577	1,586	0.14
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	97	93	94	0.01
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	34	33	34	—
Sherlock Buyer Corp.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.42%	12/06/2030	23,993	23,747	23,236	2.07
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.42%	12/07/2029	—	(21)	(91)	—
Surewerx Purchaser III, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	1,191	1,168	1,189	0.11
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$316	228	230	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	—	(2)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.92%	12/28/2028	—	(3)	—	—
Sweep Midco, LLC	(5) (11)	Second Lien Debt				03/12/2034	580	290	390	0.03
Sweep Midco, LLC	(5) (11)	Second Lien Debt				03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75% PIK	9.58%	06/30/2027	2,339	2,339	2,339	0.21
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	9.58%	06/30/2027	1,084	1,084	1,084	0.10
Tamarack Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	17,001	16,828	16,959	1.51
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	1,756	1,726	1,750	0.16
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	—	(23)	(7)	—
Transit Technologies, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	4,179	4,142	4,164	0.37
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	319	312	316	0.03
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(4)	—	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	2,438	2,417	2,438	0.22
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(1)	—	—
VRC Companies, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	33,652	33,484	33,652	2.99
VRC Companies, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	989	982	989	0.09

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	—	—	—	—
								207,823	203,285	18.10
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (11)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	8,565	8,434	8,418	0.75
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	—	(18)	(22)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.44%	10/19/2028	7,882	7,798	7,166	0.64
LJ Avalon Holdings, LLC	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	4,089	4,032	4,089	0.36
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	3,642	3,598	3,642	0.32
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.50%	8.46%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	6,616	6,587	6,616	0.59
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	2,168	2,152	2,168	0.19
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	—	(4)	—	—
								32,569	32,077	2.85
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	3,117	3,092	3,070	0.27
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	191	189	186	0.02
								3,281	3,256	0.29
Containers & Packaging
BP Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.48%	12/11/2028	28,122	27,856	21,985	1.96
Distributors
48Forty Solutions, LLC	(5) (9) (13)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	26,098	25,821	10,700	0.95
48Forty Solutions, LLC	(5) (13) (17)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	3,131	3,038	817	0.07
ABB Concise Optical Group, LLC	(5) (7) (11)	First Lien Debt	S +	7.50%	11.34%	02/23/2028	17,008	16,822	16,370	1.46
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	32,219	31,964	32,219	2.87
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	—	(2)	—	—
								77,643	60,106	5.35
Diversified Consumer Services
Any Hour, LLC	(5) (8) (11)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	10,515	10,392	10,046	0.89
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	298	279	159	0.01
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	1,309	1,292	1,239	0.11
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,264	3,219	3,100	0.28
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	21,989	21,677	21,975	1.96
Apex Service Partners, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	5,234	5,145	5,230	0.47
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.82%	10/24/2029	459	438	458	0.04
DA Blocker Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	5,290	5,243	5,277	0.47
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(7)	(4)	—
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(5)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	943	935	943	0.08
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (11)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	11,375	11,281	11,344	1.01
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	—	(9)	(6)	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.88%	06/17/2030	558	547	554	0.05
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	4,066	4,034	4,059	0.36
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	—	(2)	(1)	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	37	34	37	—
Express Wash Acquisition Company, LLC	(5) (6) (9) (10)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	3,951	3,870	3,911	0.35
Express Wash Acquisition Company, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	—	(4)	(2)	—
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	3,172	3,118	3,014	0.27
FPG Intermediate Holdco, LLC	(5) (6) (17)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	646	646	646	0.06
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.84%	06/29/2029	436	436	436	0.04
GarageCo Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	1,202	1,191	1,190	0.11
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	—	(8)	(18)	—
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	8.10%	07/30/2032	—	(5)	(5)	—
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	9.52%	12/15/2026	20,966	20,916	20,469	1.82
Kodiak Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	1,227	1,216	1,227	0.11
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	—	(2)	—	—
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	07/23/2032	—	(3)	—	—
LHS Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.97%	09/04/2031	3,836	3,780	3,778	0.34
LHS Borrower, LLC	(5) (7) (17)	First Lien Debt	P +	4.25%	11.00%	09/04/2031	35	31	31	—
Lightspeed Solution, LLC	(5) (7) (10)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	18,561	18,411	18,441	1.64
Lightspeed Solution, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	1,101	1,092	1,094	0.10
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	1,293	1,283	1,293	0.12
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	1,657	1,625	1,626	0.14
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	3,242	3,181	3,171	0.28
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	9.67%	11/08/2030	85	78	77	0.01
								125,342	124,788	11.12
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	4,189	4,170	4,189	0.37
Accel International Holdings, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	—	(3)	—	—
Spark Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	928	916	858	0.08
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(2)	(28)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	64	61	50	—
								5,142	5,069	0.45
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	13,316	13,197	9,321	0.83
Abracon Group Holdings, LLC	(5) (7)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	891	884	623	0.06
Dwyer Instruments, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	20,486	20,238	20,383	1.81
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	8,966	8,852	8,920	0.79
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	761	740	751	0.07
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	10.14%	03/02/2028	2,460	2,424	2,460	0.22
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	10.89%	03/02/2029	4,300	3,890	4,066	0.36

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(5) (7) (9) (10)	First Lien Debt	S +	6.00%	9.67%	12/05/2030	23,972	23,644	23,972	2.13
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	9.67%	12/05/2029	—	(47)	—	—
NDT Global Holding, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	2,394	2,371	2,370	0.21
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	469	462	459	0.04
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	—	(5)	(5)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	1,245	1,234	1,245	0.11
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	(1)	—	—
NSI Holdings, Inc.	(5) (17)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(2)	—	—
Pamlico Avant Holdings, LP	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	9,689	9,592	9,592	0.85
Pamlico Avant Holdings, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	131	118	118	0.01
								87,591	84,275	7.49
Financial Services
Applitools, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	7,966	7,913	7,827	0.70
Applitools, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(7)	(16)	—
BCTO Bluebill Midco, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	7,778	7,703	7,700	0.69
BCTO Bluebill Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	—	(9)	(10)	—
Cerity Partners, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	7,436	7,359	7,418	0.66
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(6)	(5)	—
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	117	113	115	0.01
Cliffwater, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	4,533	4,491	4,499	0.40
Cliffwater, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	—	(4)	(3)	—
GC Waves Holdings, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	8,929	8,852	8,929	0.79
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	4,463	4,369	4,461	0.40
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	—	(5)	—	—
MAI Capital Management Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,925	1,909	1,906	0.17
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,632	1,615	1,611	0.14
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	94	90	89	0.01
PMA Parent Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	3,028	2,993	2,998	0.27
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	—	(3)	(2)	—
SitusAMC Holdings Corporation	(5) (7) (11)	First Lien Debt	S +	5.50%	9.17%	05/14/2031	21,880	21,774	21,880	1.95
Smarsh, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	5,625	5,569	5,625	0.50
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	—	(4)	—	—
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	311	305	311	0.03
Trintech, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	22,808	22,506	22,694	2.02
Trintech, Inc.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	571	548	561	0.05
								98,071	98,588	8.79
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	5,696	5,667	5,667	0.50
eShipping, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(5)	(5)	—
eShipping, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	134	129	129	0.01

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
SV Newco 2, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	14,310	14,138	14,291	1.27
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	9,004	8,888	8,989	0.80
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	—	(60)	(7)	—
								28,757	29,064	2.58
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9) (10)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	16,282	15,995	16,200	1.44
Tidi Legacy Products, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	3,025	2,981	3,025	0.27
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	810	797	810	0.07
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	—	(8)	—	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	8,611	8,487	8,611	0.77
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	—	(18)	—	—
								28,234	28,646	2.55
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	23,207	22,876	23,092	2.05
Advarra Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	—	(4)	(9)	—
DCA Investment Holdings, LLC	(5) (7) (9) (13)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	20,230	20,008	16,477	1.47
DCA Investment Holdings, LLC	(5) (7) (9) (13)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	3,221	3,187	2,624	0.23
Gateway US Holdings, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	5,207	5,184	5,181	0.46
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	1,468	1,463	1,460	0.13
Gateway US Holdings, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	—	(1)	(1)	—
Heartland Veterinary Partners, LLC	(5) (6) (11)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	5,845	5,830	5,845	0.52
Heartland Veterinary Partners, LLC	(5) (6) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	2,847	2,823	2,847	0.25
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	13,270	13,203	13,238	1.18
Heartland Veterinary Partners, LLC	(5) (6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,107	1,098	1,107	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	—	(3)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	7,282	7,224	7,270	0.65
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	42	41	41	—
Imagine 360, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	6,017	5,974	6,017	0.54
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(3)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(4)	—	—
Intelerad Medical Systems Incorporated	(5) (6) (11) (14)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	12,833	12,761	12,673	1.13
Intelerad Medical Systems Incorporated	(5) (6) (14)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	894	892	883	0.08
Invictus Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	3,999	3,966	3,999	0.36
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(7)	—	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(5)	—	—
Merative, LP	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	9,882	9,834	9,833	0.88
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(3)	(6)	—
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(5)	(5)	—
mPulse Mobile, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	9,087	8,999	8,996	0.80
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(4)	(9)	—
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(12)	(13)	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	8.35%	06/03/2030	24,162	23,827	24,162	2.15
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.35%	06/03/2030	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.35%	06/01/2029	—	(31)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.57%	08/31/2029	16,237	15,817	16,197	1.44
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.57%	08/31/2029	6,027	5,984	6,012	0.54
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	2,557	2,538	2,557	0.23
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	1,285	1,270	1,285	0.11
Stepping Stones Healthcare Services, LLC	(5) (17)	First Lien Debt	P +	4.00%	10.75%	12/30/2026	375	373	375	0.03
TA Polaris Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	14,919	14,845	14,845	1.32
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(15)	(15)	—
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(9)	(9)	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	06/28/2029	2,632	2,610	2,632	0.23
Vardiman Black Holdings, LLC	(5) (8)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	10,466	10,466	8,635	0.77
Vardiman Black Holdings, LLC	(5) (8) (12) (17)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	1,183	1,170	1,067	0.09
								204,156	199,283	17.74
Health Care Technology
Hyland Software, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	8.67%	09/19/2030	19,873	19,651	19,873	1.77
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	09/19/2029	—	(9)	—	—
								19,642	19,873	1.77
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	21,461	21,298	21,434	1.91
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	—	(1)	—	—
Aptean, Inc.	(5) (7) (17)	First Lien Debt	P +	3.75%	10.50%	01/30/2031	477	465	475	0.04
Excelitas Technologies Corp.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	8.97%	08/13/2029	34,831	34,436	34,657	3.08
Excelitas Technologies Corp.	(5) (7) (11)	First Lien Debt	E +	5.25%	7.15%	08/13/2029	€6,487	6,636	7,581	0.67
Excelitas Technologies Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.97%	08/14/2028	—	(32)	(18)	—
Raptor Merger Sub Debt, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	23,881	23,465	23,881	2.13
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	308	276	308	0.03
								86,543	88,318	7.86
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	22,259	21,987	22,092	1.97
Amerilife Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	2,397	2,382	2,378	0.21
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.79%	08/31/2028	473	448	452	0.04
Fetch Insurance Services, LLC	(5)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,772	1,752	1,772	0.16
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	6,229	6,112	6,229	0.55
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	8,436	8,333	8,436	0.75
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/29/2029	267	260	267	0.02
Galway Borrower, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	11,841	11,707	11,841	1.05
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	10,161	10,107	10,161	0.90
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	75	71	75	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	12,789	12,736	12,789	1.14
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	—	(3)	(2)	—
High Street Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	27,555	27,283	27,486	2.45

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Inszone Mid, LLC	(5) (6) (9) (10)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	6,791	6,694	6,774	0.60
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	10,014	9,862	9,985	0.89
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(17)	(3)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	29,339	29,339	29,339	2.61
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	10,593	10,541	10,541	0.94
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(4)	(4)	—
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(8)	(8)	—
Long Term Care Group, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	6.00%	10.13%	09/08/2027	12,481	12,400	11,420	1.02
One, Inc. Software Corporation	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	10,219	10,118	10,118	0.90
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(10)	(10)	—
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(8)	(8)	—
Patriot Growth Insurance Services, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	2,977	2,965	2,977	0.26
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	4,396	4,353	4,396	0.39
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	30,954	30,661	30,954	2.75
								220,061	220,447	19.61
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	5,934	5,877	5,875	0.52
FMG Suite Holdings, LLC	(5) (17)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(8)	(16)	—
FMG Suite Holdings, LLC	(5) (17)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(9)	(10)	—
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	4,571	4,531	4,289	0.38
								10,391	10,138	0.90
IT Services
Apollo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	5,312	5,265	5,312	0.47
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	20	7	20	—
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(8)	—	—
Catalis Intermediate, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	23,154	22,961	22,863	2.03
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	5,210	5,172	5,144	0.46
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	350	330	314	0.03
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	8,113	8,032	8,032	0.71
Cyber US Bidco, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(8)	(8)	—
Cyber US Bidco, LLC	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(7)	(7)	—
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	12,287	12,173	12,287	1.09
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	6,333	6,305	6,333	0.56
Redwood Services Group, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	10,505	10,393	10,453	0.93
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	7,645	7,565	7,603	0.68
Ridge Trail US Bidco, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	13,564	13,388	13,564	1.21
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	—	(29)	—	—
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.10%	03/31/2031	425	406	425	0.04
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	10,147	10,056	10,071	0.90
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	2,329	2,303	2,303	0.20
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	212	200	202	0.02

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	2,271	2,254	2,270	0.20
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(1)	—	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	26	24	26	—
								106,781	107,207	9.53
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	13,380	13,269	13,380	1.19
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(11)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(12)	—	—
								13,246	13,380	1.19
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	24,141	24,012	21,780	1.94
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	825	812	556	0.05
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	4,166	4,113	4,121	0.37
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	78	76	77	0.01
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	6,302	6,275	6,302	0.56
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	1,928	1,915	1,928	0.17
								37,203	34,764	3.10
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	10,370	9,965	10,370	0.92
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	1,096	1,080	1,096	0.10
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	346	336	346	0.03
Vessco Midco Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	3,725	3,701	3,707	0.33
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	468	458	460	0.04
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	—	(1)	(1)	—
								15,539	15,978	1.42
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	7,890	7,798	7,878	0.70
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	1,155	1,140	1,153	0.10
Caerus US 1, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	673	664	671	0.06
Real Chemistry Intermediate III, Inc.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	2,925	2,912	2,910	0.26
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	709	704	702	0.06
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	—	(3)	(3)	—
Specialty Pharma III, Inc.	(5) (8) (9) (10)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	7,412	7,375	7,375	0.66
Specialty Pharma III, Inc.	(5) (17)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(5)	(5)	—
								20,585	20,681	1.84
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	14,690	14,617	14,668	1.31
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	978	953	962	0.09
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(11)	—	—
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(24)	(24)	—
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(4)	(4)	—
Ascend Partner Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	202	198	197	0.02
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	4,654	4,581	4,654	0.41

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	9,560	9,426	9,560	0.85
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	1,955	1,948	1,955	0.17
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	16	15	16	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	571	566	569	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	78	77	77	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(1)	—	—
ComPsych Investment Corp.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	2,306	2,296	2,306	0.21
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	—	(1)	—	—
Deerfield Dakota Holding, LLC	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	15,672	15,522	15,538	1.38
Deerfield Dakota Holding, LLC	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	—	(14)	(12)	—
GPS Merger Sub, LLC	(5) (6) (10)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	4,228	4,176	4,190	0.37
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(3)	(5)	—
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(8)	(6)	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	891	884	891	0.08
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	—	(1)	—	—
IQN Holding Corp.	(5) (7) (10)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2029	8,082	8,040	8,082	0.72
IQN Holding Corp.	(5) (7)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2029	2,643	2,621	2,643	0.24
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2028	417	415	417	0.04
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	2,426	2,386	2,414	0.21
KENG Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	2,153	2,115	2,143	0.19
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	—	(11)	(5)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	438	434	438	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	53	51	53	—
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	34	33	34	—
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	16,244	16,044	16,244	1.45
Verdantas, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	686	676	686	0.06
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	05/06/2030	561	542	561	0.05
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	3,385	3,368	3,368	0.30
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(3)	(3)	—
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(4)	(4)	—
								91,899	92,603	8.25
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	2,588	2,586	2,588	0.23
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	87	87	87	0.01
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	3,427	3,412	3,427	0.30
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(3)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	22,504	22,485	22,446	2.00
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	1,500	1,494	1,496	0.13
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	281	278	277	0.02
Zarya Intermediate, LLC	(5) (6) (11) (14)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	26,760	26,760	26,760	2.38

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(5) (6) (14) (17)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	—	—	—	—
								57,097	57,081	5.07
Software
Anaplan, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.32%	06/21/2029	21,463	21,247	21,463	1.91
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	1,140	1,137	1,140	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	36	35	36	—
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	26	25	26	—
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	3,694	3,659	3,665	0.33
Apryse Software Corp.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	—	(3)	(2)	—
Archduke Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	7,553	7,478	7,478	0.67
Archduke Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	—	(5)	(5)	—
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	10,566	10,478	10,566	0.94
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	—	(10)	—	—
Artifact Bidco, Inc.	(5) (17)	First Lien Debt	S +	4.25%	7.82%	07/26/2030	—	(14)	—	—
AuditBoard, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	12,000	11,899	11,915	1.06
AuditBoard, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	5,714	5,663	5,674	0.50
AuditBoard, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	—	(18)	(16)	—
Banyan Software Holdings, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	3,021	2,994	3,021	0.27
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	3,550	3,469	3,488	0.31
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	—	(3)	—	—
Bottomline Technologies, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.17%	05/14/2029	18,096	17,889	18,096	1.61
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	05/15/2028	—	(11)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	17,447	17,152	17,447	1.55
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	—	(5)	—	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.09%	02/27/2029	—	(7)	—	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	14,098	13,863	14,098	1.25
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	—	(14)	—	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	24,117	23,976	24,101	2.14
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	—	(19)	(3)	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	553	540	551	0.05
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	7,955	7,830	7,951	0.71
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	503	491	503	0.04
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	5,342	5,330	5,329	0.47
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(1)	(2)	—
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(2)	(2)	—
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	5,123	5,054	5,046	0.45
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(9)	(21)	—
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(8)	(9)	—
Everbridge Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	22,076	21,984	22,076	1.96
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	2,516	2,498	2,516	0.22
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	—	(10)	—	—
Formstack Acquisition, Co.	(5) (6) (11)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	9,270	9,163	9,204	0.82
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	910	885	883	0.08

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	300	280	287	0.03
Fullsteam Operations, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	6,058	6,000	5,994	0.53
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(9)	(21)	—
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(6)	(7)	—
Granicus, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	13,022	12,926	13,022	1.16
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	1,929	1,921	1,929	0.17
Granicus, Inc.	(5) (17)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(13)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	10,101	10,069	10,101	0.90
GS AcquisitionCo, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	498	493	498	0.04
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	512	508	512	0.05
Hootsuite, Inc.	(5) (9) (11) (14)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	17,730	17,521	17,508	1.56
Hootsuite, Inc.	(5) (14) (17)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	1,200	1,178	1,175	0.10
Icefall Parent, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	5,147	5,071	5,147	0.46
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	—	(7)	—	—
LegitScript, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	18,710	18,494	18,710	1.67
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	495	489	495	0.04
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	9.47%	06/24/2028	1,078	1,053	1,078	0.10
LogRhythm, Inc.	(5) (6) (11)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	2,727	2,665	2,618	0.23
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	—	(6)	(11)	—
Montana Buyer, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.47%	07/22/2029	8,399	8,299	8,399	0.75
Montana Buyer, Inc.	(5) (17)	First Lien Debt	P +	4.75%	11.50%	07/22/2028	—	(8)	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	8,276	8,173	8,276	0.74
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(20)	—	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	5,010	4,983	4,984	0.44
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	5,113	5,087	5,074	0.45
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	4,307	4,277	4,266	0.38
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	60	55	53	—
Onit, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	9,194	9,129	9,194	0.82
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(10)	—	—
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(7)	—	—
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	1,515	1,502	1,485	0.13
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€558	601	642	0.06
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	SA +	5.50%	9.22%	10/30/2031	£186	240	245	0.02
Optimizely North America, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	—	(2)	(5)	—
Project Leopard Holdings, Inc.	(8) (11) (14)	First Lien Debt	S +	5.25%	9.19%	07/20/2029	9,700	9,297	8,330	0.74
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	11,516	11,485	10,909	0.97
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	994	990	919	0.08
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	6,172	6,095	6,172	0.55
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	4,740	4,677	4,740	0.42
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	168	157	168	0.01

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	1,446	1,433	1,442	0.13
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(2)	(1)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(2)	(1)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	3,249	3,211	3,223	0.29
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(7)	(10)	—
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	136	130	131	0.01
Securonix, Inc.	(5) (7) (10)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	21,820	21,644	18,701	1.66
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	—	(27)	(541)	—
Trunk Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	11,495	11,449	11,495	1.02
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	455	451	455	0.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	—	(2)	—	—
Vanco Payment Solutions, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	7,449	7,376	7,376	0.66
Vanco Payment Solutions, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(4)	(4)	—
								393,875	391,363	34.85
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	11,752	11,695	11,695	1.04
Jeppesen Holdings, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	—	(3)	(3)	—
								11,692	11,692	1.04
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	7,540	7,469	7,529	0.67
CCI Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(4)	(1)	—
Mobile Communications America, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	2,502	2,476	2,502	0.22
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	650	641	650	0.06
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	82	78	82	0.01
								10,660	10,762	0.96
Total Debt Investments - non-controlled/non-affiliated								$2,197,447	$2,154,553	191.79%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (18)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	8,991	8,991	8,991	0.80
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	49	8	49	—
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	71	12	71	0.01
KWOR Acquisition, Inc.	(5) (18)	Other Debt	S +	8.00% PIK	12.20%	02/28/2030	3,157	3,157	3,157	0.28
Total Debt Investments - non-controlled/affiliated								$12,168	$12,268	1.09%
Total Debt Investments								$2,209,615	$2,166,821	192.88%

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Automobile Components
Continental Battery Company	(5) (15) (16)	Common Equity		07/16/2025	7,758	—	—	—
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (15) (16)	Common Equity		02/03/2025	50,000	48	58	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (15) (16)	Common Equity		12/20/2021	500,000	500	867	0.08
Surewerx Topco, LP	(5) (14) (15) (16)	Common Equity		12/28/2022	104	104	117	0.01
						652	1,042	0.10
Containers & Packaging
BP Purchaser, LLC	(5) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Distributors
48Forty Solutions, LLC	(5) (9) (11) (15) (16)	Common Equity		11/01/2024	3,969	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity	12.50% PIK	09/05/2024	45	503	453	0.04
FPG Parent, LLC	(5) (15) (16)	Common Equity		07/18/2025	8,121	—	—	—
Leaf Home, LLC	(5) (15)	Preferred Equity	14.00% PIK	09/04/2025	250,000	253	322	0.03
LUV Car Wash	(5) (15) (16)	Common Equity		04/06/2022	1,260	1,260	887	0.08
						2,016	1,662	0.15
Electrical Equipment
Sparkstone Electrical Group	(5) (15) (16)	Common Equity		10/15/2024	1,500	150	65	0.01
Financial Services
Applitools, Inc.	(5) (14) (15) (16)	Common Equity		07/18/2025	2,182,564	1,248	1,060	0.09

Health Care Providers & Services
mPulse Mobile, Inc.	(5) (15) (16)	Common Equity		12/17/2021	105,978	780	796	0.07
SDB Holdco, LLC	(5) (15) (16)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (15)	Preferred Equity	6.00% PIK	03/29/2024	4,415,744	3,296	—	—
						4,076	796	0.07
Insurance Services
Amerilife Holdings, LLC	(5) (15) (16)	Common Equity		09/01/2022	14,856	410	890	0.08
Frisbee Holdings, LP (Fetch)	(5) (15) (16)	Common Equity		10/31/2022	18,287	233	656	0.06
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity	10.50%	12/21/2021	1,000,000	1,507	1,370	0.12
						2,150	2,916	0.26
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (15) (16)	Common Equity		09/09/2025	250,000	—	—	—
FMG Suite Holdings, LLC	(5) (15)	Preferred Equity	8.00% PIK	09/09/2025	250	256	256	0.02
						256	256	0.02

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	6	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	05/03/2024	394,416	466	581	0.05
							470	587	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity	S+	10.75%	06/25/2022	1,119	1,576	1,620	0.14
Revalize, Inc.	(5) (15)	Preferred Equity	S+	10.00%	12/14/2021	2,154	3,621	3,183	0.28
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	226	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S+	10.50%	07/07/2022	2,123,800	3,467	3,531	0.31
							9,287	9,501	0.83
Total Equity Investments - non-controlled/non-affiliated							$21,759	$17,885	1.58%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	690	—	—
KWOR Intermediate I, Inc.	(5) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	1,242	0.11
							2,610	1,242	0.11
Total Equity Investments - non-controlled/affiliated							$2,610	$1,242	0.11%
Total Equity Investments							$24,369	$19,127	1.69%
Total Portfolio Investments							$2,233,984	$2,185,948	194.57%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.62%	$23,676	$23,676	2.11%
Cash		47,217	47,217	4.20%
Total Cash and Cash Equivalents and Short Term Investments		$70,893	$70,893	6.31%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments		$2,304,877	$2,256,841	200.84%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”), EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, the 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.72% and the P at 6.75%.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).
(4)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

December 31, 2025

(In thousands, except unit amounts)

(11)
Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(12)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies”.
(13)
Investment was on non-accrual status as of December 31, 2025.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 8.21% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $19,127 or 1.70% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security.
(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	790	(466)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	383	—
Accel International Holdings, Inc.	Revolver	04/26/2032	721	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	6,567	(16)
Accordion Partners, LLC	Revolver	11/17/2031	1,735	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	(9)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	95	(1)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,365	(18)
Answer Acquisition, LLC	Revolver	06/30/2028	1,925	(188)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	2,815	(126)
Any Hour, LLC	Revolver	05/23/2030	249	(11)
Apex Service Partners, LLC	Revolver	10/24/2029	1,292	(1)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,739	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	883	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	300	—
Appfire Technologies, LLC	Revolver	03/09/2028	96	—
Applitools, Inc.	Revolver	05/25/2028	900	(16)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	4,792	(24)
Aprio Advisory Group, LLC	Revolver	08/01/2031	417	(4)
Apryse Software Corp.	Revolver	06/28/2032	306	(3)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	326	—
Aptean, Inc.	Revolver	01/30/2031	1,194	(1)
Archduke Buyer, Inc.	Revolver	12/03/2032	547	(6)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(22)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	298	(3)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	116	—
Associations, Inc.	Revolver	07/03/2028	163	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	2,965	(11)
Atlas US Finco, Inc.	Revolver	12/09/2028	885	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(16)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(10)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	10,137	(54)
Banyan Software Holdings, LLC	Revolver	01/02/2031	326	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	5	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	500	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	162	—
Bullhorn, Inc.	Revolver	10/01/2029	102	—
CCI Buyer, Inc.	Revolver	05/13/2032	441	(1)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,600	(4)
COP Collisionright Parent, LLC	Revolver	01/29/2030	943	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
Caerus US 1, Inc.	Revolver	05/25/2029	181	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	213	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	133	—
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,514	(32)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	1,836	(5)
Cerity Partners, LLC	Revolver	07/28/2031	616	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	883	(8)
Chase Intermediate, LLC	Revolver	10/30/2028	129	(1)
Cliffwater, LLC	Revolver	04/22/2032	433	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	—
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,489	(4)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	1,331	(1)
Consor Intermediate II, LLC	Revolver	05/12/2031	481	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	699	—
Coupa Holdings, LLC	Revolver	02/27/2029	536	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,591	(8)
Cyber US Bidco, LLC	Revolver	12/30/2032	699	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(4)
DA Blocker Corp.	Revolver	02/10/2032	551	(1)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,457	(13)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,529	(2)
Diligent Corporation	Revolver	08/02/2030	1,800	(1)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	1,125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,363	(7)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	440	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	148	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	(2)
Emburse, Inc.	Revolver	05/28/2032	954	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	36	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	64	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,385	(21)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(9)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	(6)
Essential Services Holding Corporation	Revolver	06/17/2030	836	(2)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,942	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Revolver	07/02/2031	2,593	—
Excelitas Technologies Corp.	Revolver	08/14/2028	3,612	(18)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(2)
FLS Holding, Inc.	Revolver	12/17/2027	24	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	1,604	(16)
FMG Suite Holdings, LLC	Revolver	09/09/2032	962	(10)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	593	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	297	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	2,805	(20)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,575	(11)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	208	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	802	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	2,019	(21)
Fullsteam Operations, LLC	Revolver	08/08/2031	673	(7)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	2,397	(12)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	1,598	(16)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	712	(2)
GC Waves Holdings, Inc.	Revolver	10/04/2030	382	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	546	(5)
GPS Merger Sub, LLC	Revolver	10/02/2029	745	(6)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	842	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	871	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	107	—
Galway Borrower, LLC	Revolver	09/29/2028	356	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(18)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	530	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	(1)
Granicus, Inc.	Revolver	01/17/2031	1,797	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,307	(5)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	(7)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	5,460	(32)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,211	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	974	(3)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	106	—
Hootsuite, Inc.	Revolver	05/22/2030	800	(10)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
IQN Holding Corp.	Revolver	05/02/2028	225	—
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	—
Inhabitiq, Inc.	Revolver	01/12/2032	598	—

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	938	(5)
Inszone Mid, LLC	Revolver	11/30/2029	1,331	(3)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	429	(1)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,785	(4)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,571	(8)
Jeppesen Holdings, LLC	Revolver	11/01/2032	588	(3)
Jonathan Acquisition Company	Revolver	05/11/2029	436	(6)
KENG Acquisition, Inc.	Revolver	08/01/2029	900	(5)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	429	—
Kodiak Buyer, LLC	Revolver	07/23/2032	343	—
LHS Borrower, LLC	Revolver	09/04/2031	258	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	938	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	897	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	560	—
LeadVenture, Inc.	Revolver	06/23/2032	335	—
LegitScript, LLC	Revolver	06/24/2028	1,917	—
LogRhythm, Inc.	Revolver	07/02/2029	273	(11)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	427	(4)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	413	(4)
MRI Software, LLC	Revolver	02/10/2028	1,124	(3)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	—
ManTech International CP	Delayed Draw Term Loan	02/17/2026	510	—
ManTech International CP	Revolver	09/14/2028	2,613	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	1,129	(6)
Merative, LP	Revolver	09/30/2032	988	(5)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	417	—
Mobile Communications America, Inc.	Revolver	10/16/2029	329	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	—
Model N, Inc.	Revolver	06/27/2031	1,475	—
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	597	(6)
NDT Global Holding, Inc.	Revolver	06/04/2032	533	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	—
NSI Holdings, Inc.	Revolver	11/17/2031	263	—
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(2)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	1,736	(4)
OEConnection, LLC	Revolver	12/23/2032	457	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	1,287	(10)
Oak Purchaser, Inc.	Revolver	05/31/2028	840	(6)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	1,965	(10)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
One, Inc. Software Corporation	Revolver	12/06/2032	786	(8)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	—
Onit, Inc.	Revolver	01/27/2032	764	—
Optimizely North America, Inc.	Revolver	10/30/2031	225	(4)
PDI TA Holdings, Inc.	Revolver	02/03/2031	69	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	1,880	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,180	(12)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	377	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	2,713	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Potter Buyer, LLC	Revolver	04/23/2027	535	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,263	(13)
Railpros Parent, LLC	Revolver	05/24/2032	632	(6)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	762	(8)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,522	(13)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,651	(17)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,540	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	592	(3)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	651	(3)
Revalize, Inc.	Revolver	04/16/2029	426	(22)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,724	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	231	—
Riskonnect Parent, LLC	Revolver	12/07/2028	746	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	7	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	642	(2)
Routeware, Inc.	Revolver	09/18/2031	136	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(1)
Runway Bidco, LLC	Revolver	12/17/2031	181	—
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	1,800	(2)
SV Newco 2, Inc.	Revolver	06/02/2031	5,155	(7)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,191	(10)
Saturn Borrower, Inc.	Revolver	11/10/2028	400	(3)
Securonix, Inc.	Revolver	04/05/2029	3,782	(541)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,876	(91)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	—
Smarsh, Inc.	Revolver	02/16/2029	493	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,436	(41)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(28)
Spark Buyer, LLC	Revolver	10/15/2031	124	(9)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Specialty Pharma III, Inc.	Revolver	12/23/2032	956	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	250	—
Superman Holdings, LLC	Revolver	08/29/2031	967	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	122	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	267	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	6,216	(16)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,865	(9)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	325	(1)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,602	(7)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(115)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,200	(9)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,112	(8)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(3)
Transit Technologies, LLC	Revolver	08/20/2030	546	—
Trintech, Inc.	Revolver	07/25/2029	1,429	(7)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	389	—
UHY Advisors, Inc.	Revolver	11/21/2031	83	—
V Global Holdings, LLC	Revolver	01/02/2029	638	(51)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(8)
Vamos Bidco, Inc.	Revolver	01/30/2032	338	(3)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(4)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	41	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	3,016	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	39	—
Verdantas, LLC	Revolver	05/06/2030	1,193	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	(10)
Vertex Service Partners, LLC	Revolver	11/08/2030	347	(6)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	98	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,972	(5)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	(1)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	368	—
Victors Purchaser, LLC	Revolver	12/23/2032	276	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,269	(3)
WIPFLI Advisory, LLC	Revolver	10/01/2032	846	(4)
YI, LLC	Revolver	12/03/2029	1,373	—
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(5)
eShipping, LLC	Revolver	12/23/2032	940	(5)

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
iCIMS, Inc.	Revolver	08/18/2028	114	(1)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	865	(9)
mPulse Mobile, Inc.	Revolver	08/26/2032	1,298	(13)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$291,545	$(2,668)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,947	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$3,374	—
Total Unfunded Commitments			$294,919	$(2,668)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$—	$14,778	$—	$(1,268)	$—	$13,510	$1,262
Total	$—	$14,778	$—	$(1,268)	$—	$13,510	$1,262

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

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/30/2031		453	441	453	0.04
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.59%	06/28/2030		—	(16)	—	—
Iris Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		2,974	2,903	2,974	0.29
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		280	272	280	0.03
Iris Buyer, LLC	(5) (6) (11) (17)	First Lien Debt	S +	6.25%	10.84%	10/02/2029		—	(9)	-	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (10)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		19,246	19,000	19,246	1.85
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		951	937	950	0.09
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		—	(13)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		8,775	8,775	8,775	0.84
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		1,251	1,228	1,251	0.12
Pye-Barker Fire & Safety, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.83%	05/24/2030		152	141	152	0.01
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		1,591	1,575	1,591	0.15
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(4)	—	—
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(2)	—	—
Sherlock Buyer Corp.	(5) (6) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028		24,240	23,930	24,240	2.33
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.18%	12/08/2027		—	(28)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (11) (13)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		1,096	1,070	1,096	0.11
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	319	230	222	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		—	(3)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.25%	9.58%	12/28/2028		176	172	176	0.02
Surewerx Purchaser III, Inc.	(5) (7) (13)	First Lien Debt	C +	5.25%	8.42%	12/28/2028	C$	13	9	9	—
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2034		580	290	376	0.04
Sweep Midco, LLC	(5) (10) (14)	Second Lien Debt				03/12/2036		1,686	—	—	—
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027		2,138	2,138	2,138	0.21
Sweep Purchaser, LLC	(5) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		1,095	1,095	1,095	0.11
Tamarack Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		16,769	16,568	16,769	1.61
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		1,636	1,604	1,636	0.16
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		—	(26)	—	—
Transit Technologies, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		2,545	2,521	2,545	0.24
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		—	(4)	—	—
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.51%	08/20/2030		—	(5)	—	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	09/29/2031		1,993	1,974	1,993	0.19
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	09/29/2031		77	74	77	0.01
VRC Companies, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		33,999	33,728	33,999	3.26
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		999	988	999	0.10
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	10.27%	06/29/2027		—	—	—	—
									204,637	203,566	19.54
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030		8,652	8,496	8,589	0.82
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.83%	03/28/2030		—	(23)	(9)	—

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

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(5) (7) (17)	First Lien Debt	S +	6.25%	10.68%	06/15/2029		4,772	4,713	4,770	0.46
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		13,701	13,501	13,664	1.31
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		—	(34)	(13)	—
Ridge Trail US Bidco, Inc.	(5) (6) (13) (17)	First Lien Debt	S +	4.50%	8.83%	03/31/2031		425	402	421	0.04
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		1,819	1,802	1,819	0.17
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		—	(2)	—	—
Victors Purchaser, LLC	(5) (8)	First Lien Debt	C +	4.75%	8.26%	08/15/2031	C$	52	37	36	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		7	5	7	—
									84,329	84,643	8.12
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		13,516	13,388	13,516	1.30
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(13)	—	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(14)	—	—
									13,361	13,516	1.30
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		24,392	24,168	24,226	2.33
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		—	(24)	(19)	—
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		1,684	1,645	1,677	0.16
Chase Intermediate, LLC	(5) (17)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		—	(3)	—	—
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027		6,302	6,259	6,302	0.60
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.79%	07/21/2027		1,949	1,928	1,949	0.19
									33,973	34,135	3.28
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		10,475	10,003	10,475	1.01
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		1,106	1,088	1,106	0.11
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		36	25	36	—
Vessco Midco Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		1,697	1,681	1,697	0.16
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		149	146	149	0.01
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	9.11%	07/24/2031		—	(2)	—	—
									12,941	13,463	1.29
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		7,971	7,856	7,728	0.74
Caerus US 1, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		1,166	1,148	1,131	0.11
Caerus US 1, Inc.	(5) (7) (13) (17)	First Lien Debt	S +	5.00%	9.33%	05/25/2029		64	53	38	—
									9,057	8,897	0.85
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		5,870	5,812	5,812	0.56
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		—	(5)	(5)	—

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

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	1,029	1,022	932	0.09
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	6,235	6,135	6,188	0.59
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	4,789	4,704	4,750	0.46
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(15)	(7)	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	1,457	1,443	1,443	0.14
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(2)	(2)	—
Securonix, Inc.	(5) (7) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	21,010	20,782	19,151	1.84
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	85	49	(249)	(0.02)
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,033	11,028	1.06
Trunk Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	530	524	524	0.05
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(3)	(3)	—
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(3)	(6)	—
								349,817	349,720	33.56
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	2,527	2,495	2,527	0.24
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	157	151	157	0.02
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	103	98	103	0.01
								2,744	2,787	0.27
Total Debt Investments								$2,028,787	$2,009,927	192.90%
Equity Investments
Commercial Services & Supplies
Encore Holdings, LLC	(5) (14) (15)	Common Equity				11/23/2021	1,862	$244	$682	$-
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14) (15)	Common Equity				12/20/2021	500,000	500	735	0.07
Surewerx Topco, LP	(5) (13) (14) (15)	Common Equity				12/28/2022	104	104	139	0.01
								848	1,556	0.15
Containers & Packaging
BP Purchaser, LLC	(5) (14) (15)	Common Equity				12/10/2021	1,383,156	1,379	659	0.06
BP Purchaser, LLC Rights	(5) (14) (15)	Common Equity				03/12/2024	1,666,989	75	83	0.01
								1,454	742	0.07
Distributors
48Forty Solutions, LLC	(5) (9) (10) (14) (15)	Common Equity				11/01/2024	3,969	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity		12.50% PIK		09/05/2024	45	442	441	0.04
LUV Car Wash	(5) (14) (15)	Common Equity				12/06/2022	1,260	1,260	850	0.08
								1,702	1,291	0.12

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”), EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, the 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

T Series Middle Market Loan Fund LLC

Consolidated Schedules of Investments

December 31, 2024

(In thousands, except unit and per unit amounts)

(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).
(4)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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
(12)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies”.
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

December 31, 2025

(In thousands, except unit and per unit amounts)

(1)
ORGANIZATION

T Series Middle Market Loan Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

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

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's functional currency is U.S. Dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. The Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV LLC (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.

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

Money Market Funds

Investments in money market funds are valued at net asset value per share and are included in “Investments in unaffiliated money market fund” in the Consolidated Statements of Financial Condition.

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

As of December 31, 2025 and December 31, 2024 the Company had certain investments in three and one portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 and December 31, 2024 was $58,469 and $18,727, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98.00% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company accrued $168, $176 and $92, respectively, of U.S. federal excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issed ASU No. 2023-09, Income Taxes- Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the year ended December 31, 2025, December 31, 2024 and December 31, 2023, base management fees were $4,225, $3,819, and $3,331. As of December 31, 2025 and December 31, 2024, $1,056 and $1,025 was payable to the Investment Adviser relating to base management fees.

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, $11,140, $11,269, and $8,963 of income based incentive fees, respectively, were accrued to the Investment Adviser.

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallized at calendar year-end.

As of December 31, 2025 and December 31, 2024, there were $2,792 and $2,889, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.

For more information, see “Note 12. Subsequent Events.”

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, no expenses were incurred under the Administration Agreement.

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

The composition of the Company's investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,184,395	$2,141,391	97.9%	$2,016,560	$1,997,629	98.4%
Second Lien Debt	17,092	17,401	0.8	7,733	7,771	0.4
Other Debt Investments	8,128	8,029	0.4	4,494	4,527	0.2
Equity	24,369	19,127	0.9	19,814	19,829	1.0
Total	$2,233,984	$2,185,948	100.0%	$2,048,601	$2,029,756	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	1.5%	0.9%
Air Freight & Logistics	0.5	0.5
Automobile Components	1.6	1.6
Automobiles	2.0	1.9
Banks	0.2	0.0
Beverages	0.1	0.0
Biotechnology	0.0	0.9
Building Products	0.4	0.4
Chemicals	1.5	1.7
Commercial Services & Supplies	9.4	10.1
Construction & Engineering	1.4	1.3
Consumer Staples Distribution & Retail	0.2	0.1
Containers & Packaging	1.0	1.3
Distributors	2.8	4.0
Diversified Consumer Services	5.8	6.3
Electrical Equipment	0.2	0.1
Electronic Equipment, Instruments & Components	3.9	3.5
Financial Services	4.5	4.0
Ground Transportation	1.3	0.7
Health Care Equipment & Supplies	1.3	1.4
Health Care Providers & Services	9.2	9.7
Health Care Technology	0.9	1.0
Industrial Conglomerates	4.0	4.6
Insurance Services	10.2	12.3
Interactive Media & Services	0.5	0.2
IT Services	4.9	4.2
Life Sciences Tools & Services	0.6	0.7
Machinery	1.6	1.7
Multi-Utilities	0.7	0.7
Pharmaceuticals	1.0	0.4
Professional Services	4.9	3.4
Real Estate Management & Development	2.6	2.6
Software	18.3	17.7
Transportation Infrastructure	0.5	0.0
Wireless Telecommunication Services	0.5	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$19,498	$19,794	0.9%	1.8%	$16,649	$16,993	0.8%	1.6%
Canada	63,459	63,688	2.9	5.7	52,932	52,990	2.6	5.1
United Kingdom	9,602	9,702	0.4	0.9	9,057	8,897	0.4	0.9
United States	2,141,425	2,092,764	95.8	186.2	1,969,963	1,950,876	96.2	187.2
Total	$2,233,984	$2,185,948	100.0%	194.6%	$2,048,601	$2,029,756	100.0%	194.8%

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

As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses.

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors, undertakes a multi-step valuation process each quarter, as described below:

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
•
Each quarter, the Company's audit committee (the “Audit Committee”) reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one quarter lag in information.

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$33,242	$2,108,149	$2,141,391	$—	$63,619	$1,934,010	$1,997,629
Second Lien Debt	—	4,066	13,335	17,401	—	3,706	4,065	7,771
Other Debt Investments	—	—	8,029	8,029	—	—	4,527	4,527
Equity	—	—	19,127	19,127	—	—	19,829	19,829
Total	$—	$37,308	$2,148,640	$2,185,948	$—	$67,325	$1,962,431	$2,029,756
Cash equivalents	$47,217	$—	$—	$47,217	$40,638	$—	$—	$40,638
Unaffiliated money market fund	$23,676	$—	$—	$23,676	$7,952	$—	$—	$7,952

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$1,934,010	$4,065	$4,527	$19,829	$1,962,431
Purchases of investments(1)	443,377	8,642	2,881	4,397	459,297
Proceeds from principal repayments and sales of investments(2)	(279,886)	—	—	(2,357)	(282,243)
Accretion of discount/amortization of premium	7,238	7	15	—	7,260
Payment-in-kind	8,962	613	739	1,619	11,933
Net change in unrealized appreciation (depreciation)	(21,575)	8	(133)	(5,257)	(26,957)
Net realized gains (losses)	(11,834)	—	—	896	(10,938)
Transfers into/out of Level 3(3)	27,857	—	—	—	27,857
Fair value, end of period	$2,108,149	$13,335	$8,029	$19,127	$2,148,640
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(20,574)	$7	$(133)	$(4,819)	$(25,519)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
			Significant	Range(1)
	Fair Value	Valuation Technique(2)	Unobservable Input	Low	High	Weighted Average (3)
Investments in first lien debt	$2,095,083	Yield Analysis	Discount Rate	7.48%	39.21%	9.55%
	13,066	Market Approach	EBITDA Multiple	7.75x	10.00x	8.94x
Investments in second lien debt	3,955	Yield Analysis	Discount Rate			12.27%
	9,380	Market Approach	EBITDA Multiple	7.75x	10.00x	7.84x
Other debt	4,872	Yield Analysis	Discount Rate	13.70%	14.95%	14.49%
	3,157	Market Approach	EBITDA Multiple			7.75x
Preferred equity	8,536	Income Approach	Discount Rate	12.09%	15.66%	13.91%
	4,022	Market Approach	EBITDA Multiple	7.75x	15.43x	12.02x
Common equity	3,546	Market Approach	EBITDA Multiple	3.90x	24.60x	13.21x
	3,023	Market Approach	Revenue Multiple	5.00x	22.25x	14.48x
Total investments	$2,148,640

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the year ended December 31, 2025, six debt investments with a combined fair value of $13.34 million transitioned from yield analysis to a market approach valuation technique. Also, two preferred equity positions with combined fair value of $2.20 million transitioned from income approach to market approach valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
			Significant	Range(1)
	Fair Value	Valuation Technique(2)	Unobservable Input	Low	High	Weighted Average (3)
Investments in first lien debt	$1,934,010	Yield Analysis	Discount Rate	8.05%	34.06%	10.36%
Investments in second lien debt	4,065	Yield Analysis	Discount Rate	10.77%	12.70%	12.52%
Other debt	4,527	Yield Analysis	Discount Rate	9.42%	14.90%	11.47%
Preferred equity	11,240	Income Approach	Discount Rate	12.19%	17.50%	14.86%
	1,538	Market Approach	EBITDA Multiple			8.50x
Common equity	4,484	Market Approach	EBITDA Multiple	3.90x	18.70x	15.27x
	2,567	Market Approach	Revenue Multiple	7.60x	12.70x	10.04x
Total investments	$1,962,431

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CBA Subscription Facility (1)	3	$—	$—	$13,000	$13,000
Barclays Funding Facility	3	452,199	452,199	435,288	435,288
BNP Funding Facility	3	227,000	227,000	215,000	215,000
JPM Funding Facility	3	433,759	433,759	350,653	350,653
Total		$1,112,958	$1,112,958	$1,013,941	$1,013,941

(1)
The CBA Subscription Facility was terminated March 4, 2025 (termination date).

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CBA Subscription Facility(1)	$—	$—	$—	$75,000	$13,000	$62,000
Barclays Funding Facility(2)	600,000	452,199	147,801	600,000	435,288	164,712
BNP Funding Facility	500,000	227,000	273,000	500,000	215,000	285,000
JPM Funding Facility(3)	500,000	433,759	66,241	500,000	350,653	149,347
Total	$1,600,000	$1,112,958	$487,042	$1,675,000	$1,013,941	$661,059

(1)
The CBA Subscription Facility was terminated March 4, 2025 (termination date).
(2)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555, respectively.
(3)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Combined weighted average interest rate (1)	6.42%	7.49%	7.26%
Combined weighted average effective interest rate (2)	6.77%	7.89%	7.64%
Combined weighted average debt outstanding	$1,008,590	$978,821	$772,833

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements for each of the credit facilities.

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

The summary information of the CBA Subscription Facility is as follows:

	For the Year Ended (1)
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$68	$10,618	$18,178
Facility unused commitment fees	36	85	79
Amortization of deferred financing costs	66	360	759
Total	$170	$11,063	$19,016
Weighted average interest rate	6.36%	7.30%	6.80%
Weighted average outstanding balance	$6,095	$143,096	$263,552

(1)
For the year ended December 31, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

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

The summary information of the Barclays Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$28,649	$28,938	$24,540
Facility unused commitment fees	753	1,280	636
Amortization of deferred financing costs	1,208	1,396	433
Total	$30,610	$31,614	$25,609
Weighted average interest rate	6.26%	7.38%	7.29%
Weighted average outstanding balance (1)	$451,217	$385,621	$332,174

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

The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$12,280	$14,124	$8,029
Facility unused commitment fees	2,477	453	868
Amortization of deferred financing costs	1,023	837	680
Total	$15,780	$15,414	$9,577
Weighted average interest rate	6.49%	7.64%	7.65%
Weighted average outstanding balance	$186,589	$181,743	$103,559

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

The Loan and Security Agreement provides for a senior secured revolving credit facility of up to $500,000 (the “Maximum Commitment”) with a three-year reinvestment period (the “Availability Period”) and a stated maturity date of June 12, 2029. Subject to certain conditions, including Lender and Administrative Agent consent, at any time during the Availability Period, Financing SPV III may propose one or more increases in the Maximum Commitment. Advances under the Loan and Security Agreement will be denominated in U.S. dollars, pound sterling, Euros and/or Canadian dollars, with an interest rate based on Term SOFR (USD), SONIA (GBP), EURIBOR (EUR), CORRA (CAD), or the AUD Screen Rate (AUD), as applicable (or, if any such index is not available, a benchmark replacement), plus a margin of 1.90% (with an additional margin of 0.1193% for pound sterling advances) (each, as defined in the Loan and Security Agreement).

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

The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Borrowing interest expense	$24,672	$20,834	$6,123
Facility unused commitment fees	913	2,586	2,839
Amortization of deferred financing costs	1,231	1,386	1,149
Total	$26,816	$24,806	$10,111
Weighted average interest rate	6.58%	7.64%	8.21%
Weighted average outstanding balance	$369,732	$268,361	$86,042

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $294,919 and $269,334, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of December 31, 2025 and December 31, 2024, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $155,000 and $155,000, respectively, were uncalled.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2025	December 31, 2024
Net distributable earnings (accumulated losses), beginning of period	$(24,853)	$(13,679)
Net investment income (loss)	119,922	121,296
Net realized gain (loss)	(10,924)	(12,637)
Net unrealized appreciation (depreciation)	(30,102)	(850)
Distributions to unitholders	(120,588)	(118,957)
Tax reclassification of members' capital	(46)	(26)
Net distributable earnings (accumulated losses), end of period	$(66,591)	$(24,853)

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025.

The following table summarizes the total Common Units issued and proceeds from the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Unit Issuance Date	Common Units Issued	Amount
July 26, 2024	3,134,796	$60,000
October 28, 2024	2,619,172	50,000
Total	5,753,968	$110,000

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025 and for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
November 04, 2025	December 31, 2025	January 06, 2026	0.48	29,579
Total Distributions			$2.04	$120,588
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 05, 2024	$0.62	$27,771
May 08, 2024	June 28, 2024	July 05, 2024	0.62	28,670
August 06, 2024	September 30, 2024	October 03, 2024	0.58	29,502
November 04, 2024	December 31, 2024	January 06, 2025	0.60	33,014
Total Distributions			$2.42	$118,957

The Company adopted an “opt out” distribution reinvestment plan. As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional Common Units, rather than receiving cash. Unitholders who receive distributions in the form of Common Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes. Units issued under the DRIP will not reduce a unitholder’s outstanding capital commitment.

The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
October 03, 2025	1,648,783	30,471
Total	6,600,270	$123,434

The following table summarizes the units issued to unitholders who participated in the DRIP for the year ended December 31, 2024 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	1,442,261	$27,619
April 05, 2024	1,448,077	27,630
July 05, 2024	1,491,021	28,552
October 03, 2024	1,537,393	29,333
Total	5,918,752	$113,134

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase in Members' Capital from operations	$78,896	$107,809	$109,560
Weighted average Common Units outstanding	59,157,749	48,791,217	37,686,642
Basic and diluted earnings (loss) per Common Unit	$1.33	$2.21	$2.91

(10)
INCOME TAXES

For income tax purposes, distributions made to the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income (including net short-term capital gains)	$120,588	$118,957	$94,829
Net long-term capital gains	—	—	—
Total taxable distributions	$120,588	$118,957	$94,829

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

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to unitholders in 2025. The amount carried forward to 2026 is estimated to be approximately $6,177 of ordinary income (including net short-term capital gains) and $0 of net long-term capital gains, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

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

The book-to-tax differences relating to distributions made to the Company’s unitholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par value	$46	$26	$(91)
Net distributable earnings (accumulated losses)	$(46)	$(26)	$91

The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, as of December 31, 2025 are as follows (amounts calculated using book-to-tax differences for the year ended December 31, 2025, December 31, 2024, and December 31, 2023:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$17,373	$20,769	$10,843
Gross unrealized depreciation	(66,311)	(39,606)	(28,832)
Net unrealized appreciation (depreciation)	$(48,938)	$(18,837)	$(17,989)
Tax cost of investments at year end	$2,233,981	$2,048,599	$1,705,090

At December 31, 2025, the Company had available for federal income tax purposes unused short-term capital losses of approximately $21,813 and long-term capital losses of approximately $1,775, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the period from September 14, 2021 (inception) to
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$18.94	$19.15	$18.72	$19.98	$20.00
Net investment income (loss)	2.03	2.49	2.56	2.29	0.02
Net unrealized and realized gain (loss)(2)	(0.69)	(0.28)	0.35	(1.55)	(0.02)
Net increase (decrease) in net assets resulting from operations	1.34	2.21	2.91	0.74	—
Dividends declared	(2.04)	(2.42)	(2.48)	(2.01)	(0.04)
Issuance of common units	—	—	—	0.01	0.02
Total increase (decrease) in net assets	(0.70)	(0.21)	0.43	(1.26)	(0.02)
Net asset value, end of period	$18.24	$18.94	$19.15	$18.72	$19.98
Units outstanding, end of period	61,623,231	55,022,961	43,350,240	31,090,702	11,747,027
Weighted average units outstanding(6)	59,157,749	48,791,217	37,686,642	19,376,645	5,989,635
Total return based on net asset value(3)	7.35%	12.07%	16.36%	3.85%	0.10%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,123,707	$1,041,965	$829,979	$582,083	$234,730
Ratio of total expenses to average Members’ Capital(4)	8.49%	10.94%	11.06%	7.52%	1.78%
Ratio of net investment income to average Members’ Capital(4)	10.75%	12.83%	13.33%	11.19%	0.71%
Ratio of total contributed capital to total committed capital, end of period	84.50%	84.50%	73.50%	58.50%	23.50%
Asset coverage ratio(5)	201.00%	203.00%	194.00%	186.00%	210.00%
Portfolio turnover rate	12.89%	16.12%	12.14%	5.75%	1.16%

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
(4)
Amounts for the period from September 14, 2021 (inception) through December 31, 2021, are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable.
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
(6)
Weighted average units outstanding was calculated for the period from November 4, 2021, the date of first external issuance of units, through December 31, 2021.
(12)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On February 26, 2026, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period January 1, 2026 through March 31, 2026, payable on or about April 3, 2026 to unitholders of record as of March 31, 2026.

On February 27, 2026, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement, effective as of January 1, 2026, which amended and restated the Original Investment Advisory Agreement. The Amended and Restated Investment Advisory Agreement amended the incentive fees payable under the advisory agreement, which are described in “Item 1. Business—Investment Advisory Agreement—Incentive Fee” in Part I of this report.

On February 27, 2026, the Company entered into the Second Amended and Restated Limited Liability Company Agreement, to make certain administrative updates to our operating agreement.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amended and Restated Investment Advisory Agreement

On February 27, 2026, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement, effective as of January 1, 2026, which amended and restated the Original Investment Advisory Agreement. Pursuant to the Amended and Restated Investment Advisory Agreement, (i) the income-based incentive fee was revised to be calculated as follows: (x) the pre-incentive fee net investment income will be compared to a hurdle rate (the “Hurdle Rate”) of one fourth the sum of 3.50% and the applicable average three-month SOFR floating rate (the “Floating Rate”); provided that if a Floating Rate Transition Event (as defined in the Amended and Restated Investment Advisory Agreement) occurs the Floating Rate means an alternative, or successor rate, or replacement rate thereof, and (y) the incentive fee with respect to pre-incentive fee net investment income is paid as follows: (A) no incentive fee will be paid on pre-incentive fee net investment income that does not exceed the product of the Hurdle Rate and the Company’s net assets at the end of the immediately preceding calendar quarter and (B) 2.50% (10% annualized) of the amount of the pre-incentive fee net investment income, if any, that exceeds product of the Floating Rate and the Company’s net assets at the end of the immediately preceding calendar quarter, and (ii) the Capital Gains Fee was revised from 8.5% to 2.50% (10% annualized) of the Company’s realized capital gains, net of realized capital losses and capital depreciation.

The foregoing description is only a summary of the material provisions of the Amended and Restated Investment Advisory Agreement and is qualified in its entirety by reference to a copy of the Amended and Restated Investment Advisory Agreement, which is filed as Exhibit 10.1 to this report.

Second Amended and Restated Limited Liability Company Agreement

On February 27, 2026, the Company entered into the Second Amended and Restated Limited Liability Company Agreement, to make certain administrative updates to our operating agreement.

The foregoing description is only a summary of the material provisions of the Second Amended and Restated Limited Liability Company Agreement and is qualified in its entirety by reference to a copy of the Second Amended and Restated Limited Liability Company Agreement, which is filed as Exhibit 3.4 to this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee (the “NCG Committee”), and a Pricing Committee and may establish additional committees in the future.

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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	49	Chair of the Board of Directors since 2021
Michael Occi	42	Chief Executive Officer and Director since 2025
Independent Directors
Joan Binstock	71	Director since 2021
Bruce Frank	71	Director since 2021
Adam Metz	64	Director since 2021
Kevin Shannon	70	Director since 2021

The address for each of our directors is c/o T Series Middle Market Loan Fund LLC, 1585 Broadway, New York, NY 10036.

Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	53	Co-President since 2025, Chief Operating Officer since 2021
Ashwin Krishnan	50	Chief Investment Officer since 2025
Jeffrey Day	48	Co-President since 2025
David Pessah	40	Chief Financial Officer since 2023
Hope Brown	52	Chief Compliance Officer since 2025

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

Michael Occi has served as our Chief Executive Officer and a member of our Board of Directors since July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our President from January 2025 until his appointment as Chief Executive Officer and as our Company’s Chief Administrative Officer from January 2023 until his appointment as the Company’s President. Mr. Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining MSIM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Independent Directors

Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trust since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and previously served on the board of the Greyston Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.

Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank previously served on the board of directors of Landsea Homes Corporation, a single family home builder, from January 2015 to July 2025, the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

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

Kevin Shannon has served as a member of our Board of Directors since October 2021 and Chair of the Compensation Committee since September 2023 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees and he is a currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.

Executive Officers Who Are Not Directors

Orit Mizrachi was appointed as our Chief Operating Officer in October 2021 and Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

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

Hope Brown was appointed as our Chief Compliance Officer in January 2026 and serves in the same capacity for each of the other MS BDCs. In addition, Ms. Brown also serves as an Executive Director and Chief Compliance Officer for the Calvert Funds, which are open-end investment companies registered under the 1940 Act, and managed by a wholly owned subsidiary of Morgan Stanley (“Calvert Funds”). Ms. Brown joined the Calvert Funds in 2014 and is responsible for all aspects of the Calvert Funds’ compliance program including the development and administration of Calvert Funds’ policies and procedures, and the oversight of the Calvert Funds’ primary service providers. In addition, Hope is also the Global Head of ESG Compliance Advisory for Morgan Stanley Investment Management. Prior to joining the Calvert Funds, Ms. Brown was associated with Wilmington Trust Investment Advisors, Inc. where she served as Vice President, Chief Compliance Officer for the Wilmington Funds. Prior to that, she spent five years as an Assistant Vice President, Risk Management and Compliance Lead Manager, at T. Rowe Price Associates, Inc. Ms. Brown is the co-chair of the Investment Company Institute Chief Compliance Officer Committee. She also currently serves on the Board of Directors of the National Society of Compliance Professionals and University System of Maryland Foundation. Ms. Brown graduated cum laude with a BA in English from the University of Maryland, College Park.

Jeffrey Day was appointed as Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Day has been a Managing Director of Morgan Stanley IM since 2019 and has more than 25 years of private credit experience. Prior to joining Morgan Stanley, Mr. Day was a Managing Director at Madison Capital Funding (now known as ApogemCapital) and was involved in sponsor coverage, capital markets, and fundraising. Prior to Madison Capital, he worked in various underwriting, portfolio management, capital markets and relationship management roles at JP Morgan Chase, CapitalSourceFinance, and GE Capital. Mr. Day earned a BBA in Finance from the Goizueta Business School at Emory University and his MBA in Finance and Management & Strategy from the J.L. Kellogg School of Management at Northwestern University.

Ashwin Krishnan was appointed Chief Investment Officer in July 2025 and serves in the same capacity for each of the other BDCs. Mr. Krishnan has been part of the Morgan Stanley Private Credit platform since its inception in 2009 and has been a member of the investment committee of MS Capital Partners Adviser Inc., the Company's investment adviser (the "Adviser") since 2019. Mr. Krishnan is Head of North America Private Credit and Portfolio Manager of the Opportunistic Credit strategy at MSIM. He joined Morgan Stanley in 2003 and has more than 22 years of experience. Prior to joining Morgan Stanley, Mr. Krishnan was in the Communications Investment Banking group at UBS. Mr. Krishnan holds an M.S. in Engineering from Columbia University and a B.S. in Industrial Engineering from Bangalore University, India.

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

Nominating and Corporate Governance Committee

The members of the NCG Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board of Directors. The NCG Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.

The NCG Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The NCG Committee believes that the consideration of many factors in selecting director nominees is consistent with the NCG Committee’s goal of creating a Board that best serves our needs and the interest of our unitholders.

Pricing Committee

The members of the Pricing Committee are Messrs. Occi and Metz, provided, that all other members of the Board of Directors are invited to attend all meetings of the Pricing Committee and, if in attendance, shall be deemed to be members of the Pricing Committee. The Pricing Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Pricing Committee.

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

Investment Committee

The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

The members of the Investment Committee are: David N. Miller, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Michael Occi, Henry ‘Hank’ D’Alessandro, Toby Norris, Rebecca Shaoul and Jon Spivak.

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

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, the Independent Directors received an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as independent directors.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex (1)
Joan Binstock	$50,000	$418,750
Bruce Frank	$55,000	$465,625
Adam Metz	$50,000	$418,750
Kevin Shannon	$50,000	$418,750

(1)
The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund A, LGAM Private Credit LLC, North Haven Private Income Fund LLC and SL Investment Fund II.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 2, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	—	—	—%
Bruce Frank	—	—	—%
Jeffery Day	—	—	—%
Adam Metz	—	—	—%
David N. Miller	—	—	—%
Ashwin Krishnan	—	—	—%
Kevin Shannon	—	—	—%
Orit Mizrachi	—	—	—%
Michael Occi	—	—	—%
David Pessah	—	—	—%
Hope Brown	—	—	—%
All directors and officers as a group (11 persons)	—	—	—%

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

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has determined that each of our directors, other than Messrs. Miller and Occi, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$225,000	$30,000	$—	$—
2024	$220,000	$—	$—	$30,000

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

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

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

3.4*	Second Amended and Restated Limited Liability Company Agreement of T Series Middle Market Loan Fund LLC, dated as of February 27, 2026.
4.1*	Description of Securities
10.1*	Amended and Restated Investment Advisory Agreement, dated as of February 27, 2026.
10.3	Administration Agreement, dated as of October 19, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.4	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.5a

Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

10.5b

Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).

10.6	Distribution Reinvestment Plan (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.7	Form of Subscription Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
10.8

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

10.9

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

10.10

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

10.12

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

10.13

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

10.15

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

10.16

Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of December 23, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2022 (File No. 814-01453)).

10.17

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

10.18

Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of May 2, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 4, 2023 (File No. 814-01453)).

10.19

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

10.20

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

10.22

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

10.23

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

10.24

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

10.25

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

10.26

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

10.28

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

10.29

Letter Re: Reduction of Commitment for Credit Facility for T Series Middle Market Loan Fund, dated as of September 26, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2024 (File No. 814-01453)).

10.30

Amendment No. 3 to the Revolving Credit and Security Agreement, dated as of November 18, 2024, among T Series Financing II SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, T Series Middle Market Loan Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed by the Company on March 6, 2025 (File No. 814-01453)).

10.31

Third Amended and Restated Credit and Security Agreement, dated as of June 9, 2025, among T Series Financing SPV, L.L.C., the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent Securities Intermediary, Barclays Bank Plc., as Administrative Agent, and T series Middle Market Loan Fund LLC, as Servicer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed by the Company on June 12, 2025 (File No. 814-01453)).

10.32

Amended and Restated Loan and Security Agreement, dated as of December 9, 2025, among T Series Financing III SPV LLC, as borrower, T Series Middle Market Loan Fund LLC, as parent and servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company on December 12, 2025 (File No. 814-01453)).

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G filed by the Company on October 19, 2021 (File No. 000-56357)).
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed by the Company on March 6, 2025 (File No. 814-01453)).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T Series Middle Market Loan Fund LLC

Dated: March 2, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (principal executive officer)

Dated: March 2, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 2, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 2, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 2, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 2, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 2, 2026	By:	/s/ Adam Metz
Adam Metz Director