Form 10-Q
period 2026-03-31
T Series BDC LLC
filed 2026-05-12
CIK 1885968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01453

T Series BDC LLC

(Exact name of registrant as specified in its charter)

Delaware	87-3271290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1585 Broadway
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

1 (212)-761-4000

(Registrant’s telephone number, including area code)

T Series Middle Market Loan Fund LLC

(Former name, former address and former fiscal year, if changed since last report)

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

The number of the registrant’s limited liability company common units outstanding at May 12, 2026 was 66,592,629.

T Series BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Part I. Financial Statements

Item 1. Consolidated Financial Statements

T Series BDC LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,190,174 and $2,219,206)	$2,136,500	$2,172,438
Non-controlled/affiliated investments, at fair value (amortized cost of $20,570 and $14,778)	17,408	13,510
Total investments, at fair value (cost of $2,210,744 and $2,233,984)	2,153,908	2,185,948
Cash and cash equivalents	64,929	47,217
Investments in unaffiliated money market fund (cost of $11,648 and $23,676)	11,648	23,676
Deferred financing costs	12,373	13,254
Interest and dividend receivable from non-controlled/non-affiliated investments	12,048	13,237
Interest and dividend receivable from non-controlled/affiliated investments	192	254
Receivable for investments sold/repaid	41,454	200
Other assets	64	140
Total assets	$2,296,616	$2,283,926
Liabilities
Debt	$1,092,755	$1,112,958
Distribution payable	30,499	29,579
Management fees payable	1,075	1,056
Income based incentive fees payable	2,019	2,792
Interest and other financing costs payable	10,993	12,216
Accrued expenses and other liabilities	2,158	1,618
Total liabilities	$1,139,499	$1,160,219
Commitments and contingencies (Note 7)
Members' Capital
Common units (64,890,977 and 61,623,231 common units issued and outstanding)	$65	$62
Paid-in capital in excess of par value	1,249,686	1,190,236
Distributable earnings (loss)	(92,634)	(66,591)
Total members' capital	$1,157,117	$1,123,707
Total liabilities and members' capital	$2,296,616	$2,283,926
Net asset value per unit	$17.83	$18.24

The accompanying notes are an integral part of these consolidated financial statements

T Series BDC LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$48,679	$48,963
Payment-in-kind income	1,860	3,843
Dividend income	542	389
Other income	603	881
From non-controlled/affiliated investments:
Interest income	100	73
Payment-in-kind income	150	40
Other income	7	2
Total investment income	51,941	54,191

Expenses:
Interest and other financing expenses	17,311	18,790
Management fees	1,075	1,056
Income based incentive fees	2,019	2,788
Professional fees	1,213	663
Directors' fees	55	51
General and other expenses	367	818
Total expenses	22,040	24,166
Net investment income before taxes	29,901	30,025
Excise tax expense	38	18
Net investment income after taxes	29,863	30,007

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(16,783)	(3,660)
Foreign currency and other transactions	3	1
Net realized gain (loss)	(16,780)	(3,659)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,702)	(6,003)
Non-controlled/affiliated investments	(1,894)	118
Translation of assets and liabilities in foreign currencies	(31)	29
Net change in unrealized appreciation (depreciation)	(8,627)	(5,856)
Net realized and unrealized gain (loss)	(25,407)	(9,515)
Net increase (decrease) in members' capital resulting from operations	$4,456	$20,492

Earnings (loss) per unit (basic and diluted)	$0.07	$0.36
Weighted average units outstanding (basic and diluted)	63,276,928	56,659,886

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands and per unit amount)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Members' Capital at beginning of period:	$1,123,707	$1,041,965
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	29,863	30,007
Net realized gain (loss)	(16,780)	(3,659)
Net change in unrealized appreciation (depreciation)	(8,627)	(5,856)
Net increase (decrease) in members’ capital resulting from operations	4,456	20,492
Distributions to unitholders from:
Distributable earnings	(30,499)	(30,648)
Total distributions to unitholders	(30,499)	(30,648)
Capital transactions:
Issuance of common units	30,000	—
Reinvestment of distributions	29,453	32,827
Net increase (decrease) in Members' Capital resulting from capital transactions	59,453	32,827
Total increase (decrease) in Members' Capital	33,410	22,671
Members' Capital at end of period	$1,157,117	$1,064,636
Distributions per unit	$0.47	$0.54

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$4,456	$20,492
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	8,596	5,885
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	31	(29)
Net realized (gain) loss on investments	16,783	3,660
Net realized (gain) loss on foreign currency transactions	(3)	(1)
Investments in unaffiliated money market fund, net	12,028	—
Net accretion of discount and amortization of premium on investments	(1,988)	(1,834)
Payment-in-kind interest and dividend capitalized	(2,313)	(3,932)
Amortization of deferred financing costs	882	904
Purchases of investments and change in payable for investments purchased	(109,122)	(76,431)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	78,626	68,155
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	1,189	2,551
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	62	(116)
(Increase) decrease in prepaid expenses and other assets	76	(98)
(Decrease) increase in payable to affiliates	—	144
(Decrease) increase in management fees payable	19	31
(Decrease) increase in incentive fees payable	(773)	(101)
(Decrease) increase in interest payable	(1,223)	(317)
(Decrease) increase in accrued expenses and other liabilities	510	(997)
Net cash provided by (used in) operating activities	7,836	17,966
Cash flows from financing activities:
Borrowings on debt	73,000	35,000
Repayments on debt	(93,000)	(42,000)
Proceeds from issuance of Common Units	30,000	—
Deferred financing costs paid	—	(16)
Tax withholding paid	(124)	(187)
Net cash provided by (used in) financing activities	9,876	(7,203)
Net increase (decrease) in cash and cash equivalents	17,712	10,763
Effect of foreign exchange rate changes on cash	—	30
Cash and cash equivalents, at beginning of period	47,217	48,590
Cash and cash equivalents, at end of period	$64,929	$59,383
Supplemental information and non-cash activities:
Excise tax paid	$150	$178
Accrued but unpaid dividends	$30,499	$30,648
Interest and financing costs paid	$17,652	$17,604
Dividend reinvestments	$29,453	$32,827
Non-cash purchases of investments	$(11,739)	$(14,132)
Non-cash sales of investments	$11,739	$14,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	15,190	$15,046	$15,038	1.30%
AA&D Midco, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	2,397	2,374	2,373	0.21
AA&D Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	835	814	813	0.07
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	3,555	3,506	3,492	0.30
Jonathan Acquisition Company	(5) (6) (17)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	38	36	0.00
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	17,922	17,730	17,922	1.55
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	254	249	254	0.02
ManTech International CP	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(22)	—	—
Zenith Acquisitionco, LLC	(5) (8) (11)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	5,379	5,353	5,353	0.46
Zenith Acquisitionco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	124	118	118	0.01
Zenith Acquisitionco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	—	(5)	(5)	0.00
								45,201	45,394	3.92
Air Freight & Logistics
RoadOne IntermodaLogistics	(5) (6) (9)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	329	324	312	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	30	29	29	—
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	60	59	57	—
								412	398	0.03
Automobile Components
Continental Acquisition Holdings, Inc.	(5) (6) (10) (12) (13)	First Lien Debt	S +	7.00% PIK	10.85%	07/20/2028	6,473	6,415	2,806	0.24
OEConnection, LLC	(5) (8) (10)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	2,958	2,943	2,890	0.25
OEConnection, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(4)	(40)	(0)
OEConnection, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(2)	(10)	—
Randy's Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	12,612	12,390	12,454	1.08
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	3,947	3,854	3,864	0.33
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	83	57	62	0.01
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	11,146	11,005	10,839	0.94
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	2,659	2,630	2,586	0.22
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.31%	08/05/2027	1,922	1,904	1,857	0.16
								41,192	37,308	3.23
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	6,722	6,630	6,671	0.58
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	4,043	3,980	4,001	0.35
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	157	143	149	0.01
Drivecentric Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	16,566	16,430	16,566	1.43
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(5)	—	—
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(16)	—	—
LeadVenture, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	4,367	4,307	4,284	0.37
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	341	333	325	0.03
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	19	13	11	0.00

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	9,665	9,599	9,495	0.82
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	1,311	1,301	1,288	0.11
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(20)	(53)	—
								42,695	42,737	3.70
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	3,243	3,228	3,202	0.28
Computer Services, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(4)	(19)	—
								3,224	3,183	0.28
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	2,680	2,656	2,612	0.23
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(4)	(28)	—
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(3)	(8)	—
								2,649	2,576	0.23
Building Products
Project Potter Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	8,794	8,791	8,784	0.76
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	(1)	—
								8,791	8,783	0.76
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	26,312	26,082	23,410	2.02
Tank Holding Corp.	(7)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	1,009	993	899	0.08
Tank Holding Corp.	(7) (17)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	—	(9)	(147)	(0.01)
V Global Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	10.05%	01/02/2029	7,799	7,739	7,066	0.61
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.53%	01/02/2029	400	395	298	0.03
								35,200	31,526	2.73
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	9,015	8,950	9,015	0.78
Astra Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	593	580	593	0.05
Atlas US Finco, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	8.42%	12/10/2029	19,745	19,473	19,547	1.69
Atlas US Finco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.75%	8.42%	12/11/2028	—	(9)	(9)	—
AWP Group Holdings, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	10,344	9,956	10,344	0.89
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	1,092	1,077	1,092	0.09
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	474	464	474	0.04
BPG Holdings IV Corp.	(5) (7) (10)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.70%	07/30/2029	8,601	8,281	7,049	0.61
Consor Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	3,360	3,338	3,360	0.29
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	—	(7)	—	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	150	146	150	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	3,485	3,457	3,472	0.30
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(3)	(3)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(5)	(2)	—
Energy Labs Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	391	389	383	0.03
Energy Labs Holdings Corp.	(5) (6)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	115	113	112	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	43	42	41	0.00
Firebird Acquisition Corp, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	868	864	868	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	278	276	278	0.02

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(1)	—	—
FLS Holding, Inc.	(5) (6) (11) (14)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	19,883	19,699	16,977	1.47
FLS Holding, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	4,662	4,619	3,981	0.34
FLS Holding, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.25%	9.10%	12/17/2027	1,898	1,888	1,617	0.14
Hercules Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	4,947	4,921	4,897	0.42
HSI Halo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	14,459	14,343	14,401	1.24
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	1,297	1,284	1,287	0.11
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	(12)	(7)	—
Iris Buyer, LLC	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	3,013	2,955	2,991	0.26
Iris Buyer, LLC	(5) (6) (10) (14)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	277	271	275	0.02
Iris Buyer, LLC	(5) (6) (10) (14) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(7)	(3)	(0.00)
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	17,349	17,189	17,349	1.50
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	973	964	973	0.08
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	—	(9)	—	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	4,085	4,048	4,054	0.35
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	379	372	370	0.03
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(6)	(5)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	1,591	1,578	1,571	0.14
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	173	170	164	0.01
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	34	33	32	0.00
Sherlock Buyer Corp.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.45%	12/06/2030	23,928	23,693	22,643	1.96
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.45%	12/07/2029	—	(20)	(154)	(0.01)
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	1,188	1,166	1,188	0.10
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$315	228	226	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	—	(2)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.94%	12/28/2028	69	66	69	0.01
Sweep Midco, LLC	(5) (11) (16)	Second Lien Debt				03/12/2034	580	290	372	0.03
Sweep Midco, LLC	(5) (11) (16)	Second Lien Debt				03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75% PIK	9.53%	06/30/2027	2,388	2,388	2,388	0.21
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	9.53%	06/30/2027	1,081	1,081	1,081	0.09
Tamarack Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	16,957	16,796	16,872	1.46
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	1,751	1,723	1,741	0.15
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	—	(21)	(13)	—
Transit Technologies, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	4,179	4,143	4,116	0.36
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	318	311	298	0.03
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(4)	(8)	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	2,528	2,507	2,502	0.22
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(1)	(1)	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(5) (6) (10)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	33,566	33,424	33,566	2.90
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	986	981	986	0.09
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	—	—	—	—
								220,430	215,560	18.62
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (11)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	8,543	8,419	8,353	0.72
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	—	(17)	(29)	—
KPSKY Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.27%	10/19/2028	7,862	7,785	7,169	0.62
LJ Avalon Holdings, LLC	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	4,079	4,025	4,079	0.35
LJ Avalon Holdings, LLC	(5) (6)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	5,751	5,685	5,733	0.50
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(9)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	6,599	6,572	6,549	0.57
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	2,163	2,147	2,146	0.19
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(4)	(7)	—
								34,603	33,993	2.95
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	3,122	3,098	3,052	0.26
PDI TA Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	243	241	237	0.02
								3,339	3,289	0.28
Containers & Packaging
BP Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.44%	12/11/2028	28,111	27,865	22,029	1.90

Distributors
ABB Concise Optical Group, LLC	(5) (7) (11)	First Lien Debt	S +	7.50%	11.36%	02/23/2028	17,008	16,841	16,370	1.41
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	32,360	32,118	32,360	2.80
PT Intermediate Holdings III, LLC	(5) (7) (17)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	—	(2)	—	—
								48,957	48,730	4.21
Diversified Consumer Services
Any Hour, LLC	(5) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	10,594	10,476	9,504	0.82
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	300	297	269	0.02
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	1,430	1,414	1,268	0.11
Any Hour, LLC	(5) (8)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	3,370	3,327	3,001	0.26
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	21,934	21,636	21,934	1.90
Apex Service Partners, LLC	(5) (6) (9) (11)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	5,220	5,136	5,220	0.45
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	10/24/2029	804	784	804	0.07
DA Blocker Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	5,290	5,244	5,185	0.45
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(7)	(33)	—
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	22	17	11	0.00
Eclipse Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	943	935	936	0.08
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (11)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	11,375	11,285	11,160	0.96

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	(8)	(42)	—
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	558	548	531	0.05
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	4,056	4,026	4,044	0.35
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	—	(2)	(1)	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	59	56	58	0.01
Express Wash Acquisition Company, LLC	(5) (6) (9) (10)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	3,941	3,863	3,891	0.34
Express Wash Acquisition Company, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	—	(4)	(3)	—
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	3,242	3,191	2,684	0.23
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	1,106	1,106	1,106	0.10
GarageCo Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	1,202	1,191	1,184	0.10
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(26)	—
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(8)	—
Heartland Home Services	(5) (7) (9)	First Lien Debt	S +	5.75%	9.55%	12/15/2026	20,912	20,874	20,505	1.77
Kodiak Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	1,227	1,216	1,225	0.11
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(2)	(1)	—
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(3)	(1)	—
LHS Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	3,821	3,768	3,754	0.32
LHS Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	76	72	71	0.01
Lightspeed Solution, LLC	(5) (7) (10)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	18,561	18,427	18,154	1.57
Lightspeed Solution, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	1,101	1,093	1,077	0.09
Project Accelerate Parent, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	1,290	1,280	1,290	0.11
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	1,670	1,640	1,635	0.14
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	3,269	3,209	3,195	0.28
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	332	325	323	0.03
								126,394	123,902	10.73
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	4,189	4,170	4,189	0.36
Accel International Holdings, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(3)	—	—
Spark Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	926	914	847	0.07
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(2)	(32)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	84	82	69	0.01
								5,161	5,073	0.44
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (7) (11) (13)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	13,473	13,356	6,467	0.56
Abracon Group Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	901	894	433	0.04
Dwyer Instruments, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	17,365	17,168	17,234	1.49
Dwyer Instruments, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	7,600	7,510	7,543	0.65
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	803	786	789	0.07
Infinite Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	6.25%	9.91%	03/02/2028	2,454	2,422	2,443	0.21

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(8) (9)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	4,300	3,916	3,913	0.34
Magneto Components Buyco, LLC	(5) (7) (9) (10)	First Lien Debt	S +	6.00%	9.70%	12/05/2030	23,912	23,598	23,912	2.07
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	6.00%	9.70%	12/05/2029	—	(44)	—	—
NDT Global Holding, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	1,995	1,977	1,965	0.17
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	391	385	378	0.03
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	22	18	16	0.00
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	1,241	1,231	1,241	0.11
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(1)	—	—
NSI Holdings, Inc.	(5) (7) (17)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(2)	—	—
Pamlico Avant Holdings, LP	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	9,689	9,595	9,544	0.82
Pamlico Avant Holdings, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(13)	(20)	(0.00)
								82,796	75,858	6.56
Financial Services
Applitools, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	8,164	8,114	7,102	0.61
Applitools, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(7)	(117)	(0.01)
BCTO Bluebill Midco, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,778	7,706	7,622	0.66
BCTO Bluebill Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(9)	(19)	—
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	7,635	7,558	7,635	0.66
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(4)	—	—
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	293	289	293	0.03
Cliffwater, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	4,521	4,481	4,453	0.38
Cliffwater, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	—	(4)	(7)	—
GC Waves Holdings, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	7,283	7,225	7,264	0.63
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	3,805	3,732	3,795	0.33
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	—	(4)	(1)	—
MAI Capital Management Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,920	1,905	1,882	0.16
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,752	1,736	1,711	0.15
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	188	184	177	0.02
PMA Parent Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	3,028	2,994	2,991	0.26
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	—	(3)	(3)	—
SitusAMC Holdings Corporation	(5) (7) (11)	First Lien Debt	S +	5.50%	9.20%	05/14/2031	21,825	21,723	21,825	1.89
Smarsh, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	5,625	5,573	5,550	0.48
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	119	115	105	0.01
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	171	166	161	0.01
Trintech, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	9,368	9,276	9,276	0.80
Trintech, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(8)	(8)	(0.00)
Trintech, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(11)	(11)	—
								82,727	81,676	7.07
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	5,696	5,668	5,639	0.49

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
eShipping, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(5)	(21)	—
eShipping, LLC	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	67	62	56	0.00
SV Newco 2, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	14,276	14,111	14,250	1.23
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	8,982	8,871	8,963	0.77
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	547	490	538	0.05
								29,197	29,425	2.54
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9) (10)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	16,282	16,015	16,159	1.40
Tidi Legacy Products, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	3,017	2,976	3,017	0.26
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	808	795	808	0.07
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(7)	—	—
YI, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	8,589	8,472	8,580	0.74
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	—	(17)	(1)	—
								28,234	28,563	2.47
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	23,148	22,830	22,801	1.97
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	—	(4)	(28)	—
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	1,367	1,367	1,367	0.12
Blue River PetCare, LLC	(5) (17)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	—	(8)	(8)	—
Blue River PetCare, LLC	(5) (17)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	62	59	59	0.01
DCA Investment Holdings, LLC	(5) (7) (9) (13)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	20,230	20,008	16,315	1.41
DCA Investment Holdings, LLC	(5) (7) (9) (13)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	3,221	3,187	2,598	0.22
Gateway US Holdings, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	5,194	5,173	5,168	0.45
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	1,464	1,459	1,457	0.13
Gateway US Holdings, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	—	(1)	(1)	—
Heartland Veterinary Partners, LLC	(5) (6) (11)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	5,830	5,816	5,830	0.50
Heartland Veterinary Partners, LLC	(5) (6) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	2,896	2,875	2,896	0.25
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	13,816	13,752	13,816	1.19
Heartland Veterinary Partners, LLC	(5) (6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,126	1,118	1,126	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	—	(2)	—	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	7,282	7,229	7,093	0.61
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	22	21	18	0.00
Imagine 360, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	6,002	5,963	6,002	0.52
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(3)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(3)	—	—
Invictus Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	3,989	3,958	3,979	0.34
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(6)	(4)	—
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(5)	(1)	—
Merative, LP	(5) (7) (11)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	9,858	9,811	9,808	0.85
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(3)	(6)	—
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(5)	(5)	—
mPulse Mobile, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	9,064	8,979	8,815	0.76

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(4)	(24)	—
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(12)	(36)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	29,147	28,780	29,041	2.51
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.71%	06/01/2029	—	(32)	(8)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.67%	08/31/2029	16,196	15,801	15,913	1.38
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	6,012	5,971	5,906	0.51
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	7,155	7,110	7,110	0.61
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(10)	—	—
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(7)	(7)	—
TA Polaris Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	14,919	14,847	14,700	1.27
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	1,927	1,907	1,836	0.16
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(9)	(27)	—
Tivity Health, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	06/28/2029	2,626	2,605	2,613	0.23
Vardiman Black Holdings, LLC	(5) (8) (13)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	10,566	10,566	7,555	0.65
Vardiman Black Holdings, LLC	(5) (8) (12) (13)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	1,187	1,174	932	0.08
								202,252	194,599	16.83
Health Care Technology
Hyland Software, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	8.70%	09/19/2030	19,823	19,611	19,803	1.71
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	09/19/2029	—	(8)	(1)	—
								19,603	19,802	1.71
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	21,430	21,274	21,430	1.85
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(1)	—	—
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	382	371	382	0.03
Goose Borrower, LP	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	12,369	12,245	12,246	1.06
Goose Borrower, LP	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	—	(22)	(22)	—
Raptor Merger Sub Debt, LLC	(5) (7) (10)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	23,820	23,432	23,820	2.06
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	431	402	431	0.04
								57,701	58,287	5.04
Insurance Services
Amerilife Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	22,202	21,947	21,980	1.90
Amerilife Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	2,390	2,377	2,366	0.20
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	08/31/2028	473	450	445	0.04
Fetch, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	17,000	16,830	16,830	1.45
Fetch, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(25)	(25)	—
Fetch, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(30)	(30)	(0.00)
Foundation Risk Partners Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	6,213	6,102	6,213	0.54
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	8,472	8,373	8,472	0.73
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	10/29/2029	200	193	200	0.02
Galway Borrower, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	11,811	11,689	11,641	1.01
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	10,142	10,090	9,993	0.86

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	164	160	158	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (11)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	12,757	12,706	12,757	1.10
Higginbotham Insurance Agency, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	—	(3)	—	—
High Street Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	27,485	27,241	27,375	2.37
Inszone Mid, LLC	(5) (6) (9) (10)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	6,774	6,682	6,723	0.58
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	10,049	9,905	9,967	0.86
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(16)	(10)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	29,265	29,265	29,265	2.53
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	10,593	10,543	10,514	0.91
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(4)	(13)	—
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	357	350	345	0.03
Long Term Care Group, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	12,452	12,382	11,238	0.97
Majesco, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	10,310	10,285	10,285	0.89
Majesco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	—	(2)	(2)	—
One, Inc. Software Corporation	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	10,219	10,120	10,066	0.87
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(9)	(29)	—
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(7)	(12)	—
Patriot Growth Insurance Services, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	2,969	2,958	2,969	0.26
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	4,384	4,345	4,384	0.38
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	30,876	30,598	30,784	2.66
								245,495	244,849	21.17
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	5,919	5,864	5,830	0.50
FMG Suite Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(7)	(24)	—
FMG Suite Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(9)	(14)	—
Triple Lift, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	4,560	4,523	4,255	0.37
								10,371	10,047	0.87
IT Services
Apollo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	4,781	4,739	4,714	0.41
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	18	7	(17)	—
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(6)	(11)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	4,642	4,578	4,642	0.40
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	9,642	9,523	9,642	0.83
Catalis Intermediate, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	23,094	22,929	22,801	1.97
Catalis Intermediate, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	5,196	5,164	5,130	0.44
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	350	333	314	0.03
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	8,093	8,014	7,951	0.69
Cyber US Bidco, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(8)	(28)	—
Cyber US Bidco, LLC	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(7)	(12)	—
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	12,287	12,172	12,249	1.06
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	6,333	6,307	6,314	0.55
Redwood Services Group, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	10,479	10,373	10,400	0.90

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	7,630	7,555	7,568	0.65
Ridge Trail US Bidco, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	13,529	13,361	13,529	1.17
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	161	132	161	0.01
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	425	407	425	0.04
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	8,273	8,201	8,211	0.71
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	1,899	1,876	1,878	0.16
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	343	334	335	0.03
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	2,271	2,254	2,271	0.20
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(1)	—	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(2)	—	—
								118,235	118,467	10.25
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	13,346	13,239	13,225	1.14
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(10)	(25)	—
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(11)	(14)	—
								13,218	13,186	1.14
Machinery
Answer Acquisition, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	24,078	23,962	22,010	1.90
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	1,100	1,088	864	0.07
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	4,155	4,106	4,062	0.35
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	78	76	75	0.01
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	6,302	6,279	6,270	0.54
MHE Intermediate Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	1,923	1,912	1,914	0.17
								37,423	35,195	3.04
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	3,725	3,702	3,690	0.32
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	522	513	499	0.04
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(1)	(2)	—
								4,214	4,187	0.36
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	7,870	7,784	7,840	0.68
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	1,152	1,138	1,147	0.10
Caerus US 1, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	678	670	675	0.06
Real Chemistry Intermediate III, Inc.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	2,925	2,912	2,881	0.25
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	871	866	852	0.07
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(3)	(10)	—
Specialty Pharma III, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	7,412	7,376	7,338	0.63
Specialty Pharma III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	120	115	110	0.01
								20,858	20,833	1.80
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	14,690	14,620	14,632	1.26
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	2,540	2,513	2,510	0.22
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(10)	(7)	—
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	—	(23)	(25)	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	139	135	137	0.01
Ascend Partner Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	251	247	243	0.02
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	1,955	1,948	1,947	0.17
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	16	15	15	0.00
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	569	565	565	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	94	93	92	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	88	87	87	0.01
ComPsych Investment Corp.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	2,300	2,290	2,288	0.20
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	—	(1)	(3)	—
Deerfield Dakota Holding, LLC	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	15,738	15,592	15,568	1.35
Deerfield Dakota Holding, LLC	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	291	278	276	0.02
GPS Merger Sub, LLC	(5) (6) (10)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	4,217	4,169	4,183	0.36
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	137	131	132	0.01
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(8)	(6)	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	889	883	886	0.08
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(1)	—	—
KENG Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	2,420	2,382	2,384	0.21
KENG Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	2,147	2,113	2,116	0.18
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	—	(10)	(14)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	437	434	436	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	68	66	67	0.01
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	60	59	59	0.01
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	16,203	16,011	16,057	1.39
Verdantas, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	684	674	678	0.06
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	421	403	405	0.04
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	3,385	3,369	3,351	0.29
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(3)	(13)	—
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(4)	(8)	(0.00)
								69,017	69,038	6.00
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	2,582	2,580	2,582	0.22
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	97	97	97	0.01
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	3,419	3,404	3,419	0.30
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(2)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	22,445	22,428	22,346	1.93
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	1,496	1,490	1,489	0.13
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	351	348	345	0.03
Zarya Intermediate, LLC	(5) (6) (11) (14)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	26,692	26,692	26,276	2.27
Zarya Intermediate, LLC	(5) (6) (14) (17)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	401	401	357	0.03
								57,436	56,911	4.92
Software

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Anaplan, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	21,409	21,207	21,248	1.84
Appfire Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	1,174	1,170	1,174	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	3	2	3	0.00
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	—	(1)	—	—
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	3,694	3,660	3,626	0.31
Apryse Software Corp.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(3)	(6)	—
Archduke Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	7,553	7,480	7,422	0.64
Archduke Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	—	(5)	(9)	—
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.85%	07/28/2031	10,567	10,481	10,567	0.91
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.25%	7.85%	07/28/2031	—	(10)	—	—
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.25%	7.85%	07/26/2030	—	(13)	—	—
AuditBoard, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	12,000	11,903	11,833	1.02
AuditBoard, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	5,714	5,665	5,635	0.49
AuditBoard, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(17)	(32)	—
Banyan Software Holdings, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	3,013	2,988	2,990	0.26
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	4,061	3,982	3,959	0.34
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	43	41	41	0.00
Bottomline Technologies, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.20%	05/14/2029	18,050	17,857	18,038	1.56
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	05/15/2028	—	(9)	(1)	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	17,403	17,124	17,403	1.50
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	(5)	—	—
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	(7)	—	—
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	14,098	13,877	13,816	1.19
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	—	(13)	(18)	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	24,117	23,983	23,725	2.05
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	(18)	(57)	—
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	518	505	479	0.04
E-Discovery AcquireCo, LLC	(5) (6) (9)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	7,936	7,817	7,770	0.67
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	503	492	483	0.04
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	5,342	5,330	5,302	0.46
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(7)	—
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(2)	(7)	—
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	5,163	5,096	5,060	0.44
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	1,277	1,259	1,250	0.11
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(8)	(12)	—
Everbridge Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	21,136	21,051	21,136	1.83
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	2,409	2,392	2,409	0.21
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	(9)	—	—
Formstack Acquisition, Co.	(5) (6) (11)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	9,252	9,151	9,092	0.79
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	904	895	888	0.08
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	394	375	361	0.03
Fullsteam Operations, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	6,058	6,002	5,908	0.51
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(9)	(50)	—
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(6)	(17)	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	13,057	12,965	13,057	1.13
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	1,934	1,927	1,934	0.17
Granicus, Inc.	(5) (7) (17)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(12)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	10,075	10,045	9,973	0.86
GS AcquisitionCo, Inc.	(5) (7)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	497	494	492	0.04
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	726	722	712	0.06
Hootsuite, Inc.	(5) (7) (9) (11) (14)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	17,685	17,487	17,287	1.49
Hootsuite, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	240	219	195	0.02
Icefall Parent, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	5,147	5,075	5,147	0.44
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	—	(6)	—	—
IQN Holding Corp.	(5) (7) (10)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	8,125	8,085	8,125	0.70
IQN Holding Corp.	(5) (7)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	2,664	2,643	2,664	0.23
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.95%	05/02/2028	374	372	374	0.03
Jawbreaker Parent, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	10,731	10,626	10,626	0.92
Jawbreaker Parent, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(60)	(60)	(0.01)
Jawbreaker Parent, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(20)	(20)	—
LegitScript, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	18,661	18,459	18,428	1.59
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	493	488	487	0.04
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	9.42%	06/24/2028	1,318	1,295	1,280	0.11
LogRhythm, Inc.	(5) (6) (11)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	2,727	2,669	2,564	0.22
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	—	(5)	(16)	—
Montana Buyer, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	07/22/2029	8,377	8,284	8,377	0.72
Montana Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	07/22/2028	—	(7)	—	—
Nasuni Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	14,047	13,892	13,857	1.20
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(19)	(28)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	4,997	4,971	4,922	0.43
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	—	(1)	(5)	—
Oak Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	5,113	5,089	5,010	0.43
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	4,307	4,281	4,195	0.36
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	60	56	42	0.00
Onit, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	9,194	9,130	9,194	0.79
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(10)	—	—
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(6)	—	—
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	1,511	1,498	1,466	0.13
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	E +	5.25%	7.16%	10/30/2031	€556	599	622	0.05
Optimizely North America, Inc.	(5) (7) (9) (14)	First Lien Debt	SA +	5.50%	9.23%	10/30/2031	£185	239	237	0.02
Optimizely North America, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	—	(2)	(7)	—
Project Leopard Holdings, Inc.	(8) (11)	First Lien Debt	S +	5.25%	9.02%	07/20/2029	9,675	9,297	5,940	0.51
Revalize, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	11,566	11,538	10,530	0.91
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	498	495	371	0.03
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	6,156	6,085	6,125	0.53

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Riskonnect Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	4,728	4,671	4,704	0.41
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	30	20	26	0.00
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	1,442	1,430	1,406	0.12
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(2)	(9)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(2)	(5)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	3,241	3,206	3,172	0.27
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(6)	(25)	—
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	139	134	128	0.01
Securonix, Inc.	(5) (7) (10)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	22,029	21,865	18,654	1.61
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	—	(25)	(579)	(0.05)
Trunk Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	11,466	11,422	11,406	0.99
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	453	450	451	0.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	—	(2)	(6)	—
Vanco Payment Solutions, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	7,431	7,360	7,282	0.63
Vanco Payment Solutions, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(3)	(7)	—
								421,044	412,097	35.60
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	11,752	11,696	11,635	1.01
Jeppesen Holdings, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(3)	(6)	—
								11,693	11,629	1.01
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	7,521	7,453	7,405	0.64
CCI Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(4)	(7)	—
Mobile Communications America, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	2,495	2,471	2,495	0.22
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	648	639	648	0.06
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	—	(4)	—	—
								10,555	10,541	0.92
Total Debt Investments - non-controlled/non-affiliated								$2,168,182	$2,119,671	183.31%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(5) (6) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	5,439	5,439	5,439	0.47
Alpine Acquisition Corp. II	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(2)	(2)	—
Alpine Acquisition Corp. II	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(45)	(45)	—
								5,392	5,392	0.47
Professional Services
KWOR Acquisition, Inc.	(5) (6) (18)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	3,107	3,107	3,107	0.27

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(37)	—	—
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(53)	—	0.00
KWOR Acquisition, Inc.	(5) (6) (18)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	3,252	3,252	2,609	0.23
								6,269	5,716	0.50
Total Debt Investments - non-controlled/affiliated								$11,661	$11,108	0.97%
Total Debt Investments								$2,179,843	$2,130,779	184.28%

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Automobile Components
Continental Group Holdings, LP	(5) (15) (16)	Common Equity		07/16/2025	7,758	—	—	—%

Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (15) (16)	Common Equity		01/17/2025	50,000	48	69	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (15) (16)	Common Equity		12/20/2021	500,000	500	858	0.07
Surewerx Topco, LP	(5) (14) (15) (16)	Common Equity		12/28/2022	104	104	124	0.01
						652	1,051	0.09
Containers & Packaging
BP Purchaser, LLC	(5) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity	12.50% PIK	09/05/2024	45	536	453	0.04
FPG Parent, LLC	(5) (15) (16)	Common Equity		07/25/2025	8,121	—	—	—
Leaf Home, LLC	(5) (15)	Preferred Equity	14.00% PIK	09/05/2025	250,000	253	323	0.03
LUV Car Wash	(5) (15) (16)	Common Equity		04/06/2022	1,260	1,260	852	0.07
						2,049	1,628	0.14
Electrical Equipment
Sparkstone Electrical Group	(5) (15) (16)	Common Equity		10/15/2024	1,500	150	62	0.01

Financial Services
Applitools, Inc.	(5) (14) (15) (16)	Common Equity		07/18/2025	2,182,564	1,248	779	0.07

Health Care Providers & Services
mPulse Mobile, Inc.	(5) (15) (16)	Common Equity		12/17/2021	105,978	780	671	0.06
SDB Holdco, LLC	(5) (13) (15) (16)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (13) (15)	Preferred Equity	6.00% PIK	03/29/2024	4,415,744	3,296	—	—
						4,076	671	0.06
Insurance Services
Amerilife Holdings, LLC	(5) (15) (16)	Common Equity		09/01/2022	14,856	410	745	0.06
Frisbee Holdings, LP (Fetch)	(5) (15) (16)	Common Equity		10/31/2022	18,287	233	668	0.06
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity	10.50% PIK	12/21/2021	1,000,000	1,547	990	0.09
						2,190	2,403	0.21
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (15) (16)	Common Equity		09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (15)	Preferred Equity	8.00% PIK	09/09/2025	250	261	256	0.02
						261	256	0.02
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity		05/03/2024	3,984	4	6	0.00
Verdantas, LLC	(5) (15)	Preferred Equity	10.00% PIK	05/03/2024	394,416	477	586	0.05

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
							481	592	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (7) (15)	Preferred Equity		10.75% PIK	06/25/2022	1,119	1,720	1,560	0.13
Revalize, Inc.	(5) (6) (15)	Preferred Equity		10.00% PIK	12/14/2021	2,154	3,621	3,183	0.28
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	185	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (7) (15)	Preferred Equity		10.50% PIK	07/07/2022	2,123,800	3,467	3,518	0.30
							9,431	9,387	0.81
Total Equity Investments - non-controlled/non-affiliated							$21,992	$16,829	1.45%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(5) (15) (16) (18)	Common Equity			01/14/2026	1,554	—	—	—
48Forty TopCo, LLC	(5) (15) (18)	Preferred Equity			01/14/2026	1,554	6,300	6,300	0.54
							6,300	6,300	0.54
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	689	—	—
KWOR Intermediate I, Inc.	(5) (13) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	—	—
							2,609	—	—
Total Equity Investments - non-controlled/affiliated							$8,909	$6,300	0.54%
Total Equity Investments							$30,901	$23,129	2.00%
Total Portfolio Investments							$2,210,744	$2,153,908	186.14%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.50%	$11,648	$11,648	1.01%
Cash and Cash Equivalents		64,929	64,929	5.61%
Total Cash and Cash Equivalents and Short Term Investments		$76,577	$76,577	6.62%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments		$2,287,321	$2,230,485	192.76%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is an “affiliated person” of two of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.89%, 1-month S at 3.66%, the 3-month S at 3.68% 6-month S at 3.70% SA at 3.73% and the P at 6.75% .
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("£"), or Canadian dollar ("CAD").
(4)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5 for further information), pursuant to the Company’s valuation policy.
(6)
Loan includes interest rate floor of 1.00%.
(7)
Loan includes interest rate floor of 0.75%.
(8)
Loan includes interest rate floor of 0.50%.
(9)
Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt” for further information.
(10)
Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt” for further information.
(11)
Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt” for further information.
(12)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies" for further information.
(13)
Investment was on non-accrual status as of March 31, 2026.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 7.09% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $23,129 or 2.00% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security.
(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AA&D Midco, Inc.	Revolver	11/29/2030	$1,430	$(14)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	257	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	255	—
Accel International Holdings, Inc.	Revolver	04/26/2032	721	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	5,004	(20)
Accordion Partners, LLC	Revolver	11/17/2031	1,735	(7)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	(28)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	95	(1)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,365	(24)
Answer Acquisition, LLC	Revolver	06/30/2028	1,650	(142)
Any Hour, LLC	Revolver	05/23/2030	139	(14)
Apex Service Partners, LLC	Revolver	10/24/2029	947	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,471	(34)
Apollo Acquisition, Inc.	Revolver	12/30/2030	796	(11)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	297	—
Appfire Technologies, LLC	Revolver	03/09/2028	122	—
Applitools, Inc.	Revolver	05/25/2028	900	(117)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	4,792	(25)
Aprio Advisory Group, LLC	Revolver	08/01/2031	278	(1)
Apryse Software Corp.	Revolver	06/28/2032	306	(6)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	304	—
Aptean, Inc.	Revolver	01/30/2031	1,289	—
Archduke Buyer, Inc.	Revolver	12/03/2032	547	(9)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(29)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	249	(4)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	106	—
Associations, Inc.	Revolver	07/03/2028	163	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	2,372	—
Atlas US Finco, Inc.	Revolver	12/11/2028	885	(9)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(32)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(19)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	9,616	(72)
Banyan Software Holdings, LLC	Revolver	01/02/2031	283	(2)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,419	(8)
Blue River PetCare, LLC	Revolver	08/01/2029	559	(3)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	400	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	163	(1)
Bullhorn, Inc.	Revolver	10/01/2029	102	—
CCI Buyer, Inc.	Revolver	05/13/2032	441	(7)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,600	(12)
COP Collisionright Parent, LLC	Revolver	01/29/2030	943	(7)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	(3)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	(2)
Caerus US 1, Inc.	Revolver	05/25/2029	176	(1)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	197	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	45	—
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,514	(32)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,605	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	14	—
Cerity Partners, LLC	Revolver	07/28/2031	440	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	883	(16)
Chase Intermediate, LLC	Revolver	10/30/2028	129	(2)
Cliffwater, LLC	Revolver	04/22/2032	433	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	(3)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,489	(19)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	1,331	—
Consor Intermediate II, LLC	Revolver	05/12/2031	451	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	699	—
Coupa Holdings, LLC	Revolver	02/27/2029	536	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	(18)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,591	(28)
Cyber US Bidco, LLC	Revolver	12/30/2032	699	(12)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(33)
DA Blocker Corp.	Revolver	02/10/2032	529	(11)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,166	(13)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	3,530	(57)
Diligent Corporation	Revolver	08/02/2030	1,835	(30)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	1,125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,003	(8)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	440	(9)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	309	(1)
EVDR Purchaser, Inc.	Revolver	02/14/2031	127	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	(1)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	(7)
Emburse, Inc.	Revolver	05/28/2032	954	(7)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	36	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	49	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	112	(2)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(12)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	2,231	(42)
Essential Services Holding Corporation	Revolver	06/17/2030	836	(16)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	3,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,489	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(3)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
FLS Holding, Inc.	Revolver	12/17/2027	24	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	1,604	(24)
FMG Suite Holdings, LLC	Revolver	09/09/2032	962	(14)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	593	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,000	(25)
Fetch, Inc.	Revolver	03/31/2033	3,000	(30)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	221	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	—
Formstack Acquisition, Co.	Revolver	03/28/2030	1,481	(26)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	150	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	869	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	2,019	(50)
Fullsteam Operations, LLC	Revolver	08/08/2031	673	(17)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	417	(1)
GC Waves Holdings, Inc.	Revolver	10/04/2030	312	(1)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	410	(3)
GPS Merger Sub, LLC	Revolver	10/02/2029	745	(6)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	658	(7)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,184	(3)
Galway Borrower, LLC	Revolver	09/29/2028	267	(4)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(27)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(8)
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	(1)
Goose Borrower, LP	Revolver	03/02/2033	2,194	(22)
Granicus, Inc.	Revolver	01/17/2031	1,798	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,307	(5)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	(7)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	4,879	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,211	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	974	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	106	—
Hootsuite, Inc.	Revolver	05/22/2030	1,760	(40)
Hyland Software, Inc.	Revolver	09/19/2029	961	(1)
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
IQN Holding Corp.	Revolver	05/02/2028	267	—
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	—
Inhabitiq, Inc.	Revolver	01/12/2032	598	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	877	(7)
Inszone Mid, LLC	Revolver	11/30/2029	1,331	(10)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	(4)
Invictus Buyer, LLC	Revolver	06/03/2031	625	(2)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Iris Buyer, LLC	Revolver	10/02/2029	429	(3)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,785	(13)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,214	(9)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	5,131	(50)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	2,069	(10)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	2,069	(20)
Jeppesen Holdings, LLC	Revolver	11/01/2032	588	(6)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(7)
KENG Acquisition, Inc.	Revolver	08/01/2029	900	(14)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	429	(1)
Kodiak Buyer, LLC	Revolver	07/23/2032	343	(1)
LHS Borrower, LLC	Revolver	09/04/2031	217	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	1,263	(9)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	897	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	494	(9)
LeadVenture, Inc.	Revolver	06/23/2032	399	(8)
LegitScript, LLC	Revolver	06/24/2028	1,677	(21)
LogRhythm, Inc.	Revolver	07/02/2029	273	(16)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	302	(6)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	319	(6)
MRI Software, LLC	Revolver	02/10/2028	1,054	(5)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	—
Majesco, Inc.	Revolver	01/07/2033	897	(2)
ManTech International CP	Revolver	09/14/2028	2,613	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	1,129	(6)
Merative, LP	Revolver	09/30/2032	988	(5)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	418	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	2,765	(25)
Model N, Inc.	Revolver	06/27/2031	1,475	(13)
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	499	(7)
NDT Global Holding, Inc.	Revolver	06/04/2032	423	(6)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	263	—
NSI Holdings, Inc.	Revolver	11/17/2031	263	—
Nasuni Corporation	Revolver	09/10/2030	1,724	(28)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(5)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	1,735	(40)
OEConnection, LLC	Revolver	12/23/2032	457	(11)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	1,287	(26)
Oak Purchaser, Inc.	Revolver	05/31/2028	840	(17)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	1,965	(29)
One, Inc. Software Corporation	Revolver	12/06/2032	786	(12)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	—
Onit, Inc.	Revolver	01/27/2032	764	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Optimizely North America, Inc.	Revolver	10/30/2031	225	(7)
PDI TA Holdings, Inc.	Revolver	02/03/2031	17	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	1,880	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,311	(20)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	3,104	(8)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Potter Buyer, LLC	Revolver	04/23/2027	535	(1)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	884	(7)
Railpros Parent, LLC	Revolver	05/24/2032	632	(5)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	142	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,522	(32)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,569	(20)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	1,417	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	429	(6)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(10)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	651	(5)
Revalize, Inc.	Revolver	04/16/2029	922	(83)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,564	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,150	—
Riskonnect Parent, LLC	Revolver	12/07/2028	884	(4)
RoadOne IntermodaLogistics	Revolver	12/29/2028	7	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	565	(7)
Routeware, Inc.	Revolver	09/18/2031	136	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(9)
Runway Bidco, LLC	Revolver	12/17/2031	181	(5)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	1,800	(3)
SV Newco 2, Inc.	Revolver	06/02/2031	4,608	(8)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,191	(25)
Saturn Borrower, Inc.	Revolver	11/10/2028	397	(9)
Securonix, Inc.	Revolver	04/05/2029	3,782	(580)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,876	(154)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	953	(13)
Smarsh, Inc.	Revolver	02/16/2029	632	(8)
Sonny's Enterprises, LLC	Revolver	08/05/2027	477	(13)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(32)
Spark Buyer, LLC	Revolver	10/15/2031	103	(9)
Specialty Pharma III, Inc.	Revolver	12/23/2032	837	(8)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	4,290	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	1,612	(7)
Superman Holdings, LLC	Revolver	08/29/2031	967	(7)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	122	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	197	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	4,289	(63)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,865	(27)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	325	(2)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,602	(13)
Tank Holding Corp.	Revolver	03/31/2028	1,333	(147)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	972	(7)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	729	(5)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	(9)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(6)
Transit Technologies, LLC	Revolver	08/20/2030	545	(8)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,561	(8)
Trintech, Inc.	Revolver	01/28/2033	1,171	(11)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,072	(6)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	373	(1)
UHY Advisors, Inc.	Revolver	11/21/2031	57	—
V Global Holdings, LLC	Revolver	01/02/2029	693	(65)
VRC Companies, LLC	Revolver	06/29/2027	293	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(28)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(8)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(7)
Vehlo Purchaser, LLC	Revolver	05/24/2028	3,016	(53)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	170	(1)
Verdantas, LLC	Revolver	05/06/2030	1,333	(12)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	(4)
Vertex Service Partners, LLC	Revolver	11/08/2030	101	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	43	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,972	(19)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	368	—
Victors Purchaser, LLC	Revolver	12/23/2032	302	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,269	(13)
WIPFLI Advisory, LLC	Revolver	10/01/2032	846	(8)
YI, LLC	Revolver	12/03/2029	1,373	(1)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,406	(37)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/13/2033	2,565	(7)
Zenith Acquisitionco, LLC	Revolver	01/13/2033	1,009	(5)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(21)
eShipping, LLC	Revolver	12/23/2032	1,008	(10)
iCIMS, Inc.	Revolver	08/18/2028	134	(3)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	865	(24)
mPulse Mobile, Inc.	Revolver	02/25/2033	1,298	(36)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$298,698	$(3,647)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/affiliated
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	233	(2)
Alpine Acquisition Corp. II	Revolver	01/14/2031	932	(45)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$4,538	$(47)
Total Unfunded Commitments			$303,236	$(3,694)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (c)	Gross Reductions (d)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$13,510	$191	$(6,090)	$(1,894)	$—	$5,716	$216
Alpine Acquisition Corp. II (b)	—	11,692	—	—	—	11,692	41
Total	$13,510	$11,883	$(6,090)	$(1,894)	$—	$17,408	$257

(a)
Inclusive of positions titled KWOR Intermediate I, Inc.
(b)
Inclusive of positions titled 48Forty TopCo, LLC.
(c)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(d)
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

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	6	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	05/03/2024	394,416	466	581	0.05
							470	587	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity	S+	10.75%	06/25/2022	1,119	1,576	1,620	0.14
Revalize, Inc.	(5) (15)	Preferred Equity	S+	10.00%	12/14/2021	2,154	3,621	3,183	0.28
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	226	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S+	10.50%	07/07/2022	2,123,800	3,467	3,531	0.31
							9,287	9,501	0.83
Total Equity Investments - non-controlled/non-affiliated							$21,759	$17,885	1.58%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	690	—	—
KWOR Intermediate I, Inc.	(5) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	1,242	0.11
							2,610	1,242	0.11
Total Equity Investments - non-controlled/affiliated							$2,610	$1,242	0.11%
Total Equity Investments							$24,369	$19,127	1.69%
Total Portfolio Investments							$2,233,984	$2,185,948	194.57%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.62%	$23,676	$23,676	2.11%
Cash and Cash Equivalents		47,217	47,217	4.20%
Total Cash and Cash Equivalents and Short Term Investments		$70,893	$70,893	6.31%
Total Portfolio Investments, Cash and Cash Equivalents, and Short Term Investments		$2,304,877	$2,256,841	200.84%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

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

The accompanying notes are an integral part of these audited consolidated financial statements

T Series BDC LLC

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2026

(In thousands, except unit and per unit amounts)

(1)
ORGANIZATION

T Series BDC LLC, formerly known as T Series Middle Market Loan Fund LLC (the “Company”), is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

As of March 31, 2026, the Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. The Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV LLC (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

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

PIK Income

The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to continue to qualify as a RIC, even though the Company has not yet collected cash.

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

As of March 31, 2026 and December 31, 2025 the Company had certain investments in five and three portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2026 and December 31, 2025 was $60,816 and $58,469, respectively.

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

In order to continue to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98.00% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and for the three months ended March 31, 2025, the Company accrued $38, and $18, respectively, of U.S. federal excise taxes.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

(3)
RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Original Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Original Investment Advisory Agreement had an initial term of two years and continued thereafter from year to year if approved annually by the Board of Directors.

In February 2026, following the approval of the Board of Directors and the Company’s unitholders, the Company entered into an amended and restated investment advisory agreement effective as of January 1, 2026 (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the “Investment Advisory Agreement”). The Amended and Restated Investment Advisory Agreement will have an initial term of two years and will continue thereafter from year to year if approved annually by a majority of the Company’s unitholders or a majority of the Board of Directors including a majority of Independent Directors.

Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.

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

For the three months ended March 31, 2026 and March 31, 2025, base management fees were $1,075 and $1,056, respectively. As of March 31, 2026 and December 31, 2025, $1,075 and $1,056 was payable to the Investment Adviser relating to base management fees.

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

Pursuant to the Original Investment Advisory Agreement, the Company paid the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.5% (6.0% annualized);
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

Pursuant to the Amended and Restated Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed the product of the Hurdle Rate (as defined below) and the value of our net assets as of the end of the immediately preceding calendar quarter after making appropriate adjustments for our subscriptions (which shall include all issuances by us of our Common Units, including issuances pursuant to our distribution reinvestment plan) and distributions during the applicable calendar quarter; and

•
2.50% (10% annualized) of the portion of the pre-incentive fee net investment income that exceeds the product of the Floating Rate (as defined below) and the value of the Company’s net assets as of the end of the immediately preceding calendar quarter after making appropriate adjustments for the Company’s subscriptions (which shall include all issuances by the Company of its Common Units, including issuances pursuant to its distribution reinvestment plan) and distributions during the applicable calendar quarter.

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

Under the Original Investment Advisory Agreement, the Company paid the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Original Investment Advisory Agreement in an amount equal to 8.5% of the Company’s realized capital gains, if any, on a quarterly basis from the date of the Company’s election to be regulated as a BDC through the end of a given quarter or upon the termination of the Original Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation as of the end of such quarter or upon termination of the Original Investment Advisory Agreement.

Under the Amended and Restated Investment Advisory Agreement, the Company pays the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each quarter or upon the termination of the Amended and Restated Investment Advisory Agreement in an amount equal to 2.5% of the Company’s realized capital gains, if any, on a quarterly basis from the date of the Company’s election to be regulated as a BDC through the end of a given quarter or upon the termination of the Amended and Restated Investment Advisory Agreement, computed net of all realized capital losses, unrealized capital losses, and unrealized capital depreciation as of the end of such quarter or upon termination of the Amended and Restated Investment Advisory Agreement.

For the purpose of computing the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly. Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gains equal to 2.50% (10% annualized) of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were $2,019 and $2,788, respectively.

For both the three months ended March 31, 2026 and March 31, 2025, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of March 31, 2026 and December 31, 2025, there were $2,019 and $2,792, respectively, of income based incentive fees and no capital gains incentive fees payable to the Investment Adviser.

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

For the three months ended March 31, 2026 and March 31, 2025, no expenses were incurred under the Administration Agreement.

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

The composition of the Company's investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,161,958	$2,113,755	98.1%	$2,184,395	$2,141,391	98.0%
Second Lien Debt	11,306	11,414	0.5	17,092	17,401	0.8
Other Debt Investments	6,579	5,610	0.3	8,128	8,029	0.4
Equity	30,901	23,129	1.1	24,369	19,127	0.9
Total	$2,210,744	$2,153,908	100.0%	$2,233,984	$2,185,948	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	2.1%	1.5%
Air Freight & Logistics (1)	—	0.5
Automobile Components	1.7	1.6
Automobiles	2.0	2.0
Banks	0.1	0.2
Beverages	0.1	0.1
Building Products	0.4	0.4
Chemicals	1.5	1.5
Commercial Services & Supplies	10.1	9.4
Construction & Engineering	1.6	1.4
Consumer Staples Distribution & Retail	0.2	0.2
Containers & Packaging	1.0	1.0
Distributors	2.8	2.8
Diversified Consumer Services	5.8	5.8
Electrical Equipment	0.2	0.2
Electronic Equipment, Instruments & Components	3.5	3.9
Financial Services	3.8	4.5
Ground Transportation	1.4	1.3
Health Care Equipment & Supplies	1.3	1.3
Health Care Providers & Services	9.1	9.2
Health Care Technology	0.9	0.9
Industrial Conglomerates	2.7	4.0
Insurance Services	11.5	10.2
Interactive Media & Services	0.5	0.5
IT Services	5.5	4.9
Life Sciences Tools & Services	0.6	0.6
Machinery	1.6	1.6
Multi-Utilities	0.2	0.7
Pharmaceuticals	1.0	1.0
Professional Services	3.5	4.9
Real Estate Management & Development	2.6	2.6
Software	19.7	18.3
Transportation Infrastructure	0.5	0.5
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%

(1) Amount rounds to zero.

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$19,464	$19,538	0.9%	1.7%	$19,498	$19,794	0.9%	1.8%
Canada	49,371	49,464	2.3	4.3	63,459	63,688	2.9	5.7
United Kingdom	9,592	9,662	0.4	0.8	9,602	9,702	0.4	0.9
United States	2,132,317	2,075,244	96.4	179.3	2,141,425	2,092,764	95.8	186.2
Total	$2,210,744	$2,153,908	100.0%	186.1%	$2,233,984	$2,185,948	100.0%	194.6%

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

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$30,102	$2,083,653	$2,113,755	$—	$33,242	$2,108,149	$2,141,391
Second Lien Debt	—	3,913	7,501	11,414	—	4,066	13,335	17,401
Other Debt Investments	—	—	5,610	5,610	—	—	8,029	8,029
Equity	—	—	23,129	23,129	—	—	19,127	19,127
Total	$—	$34,015	$2,119,893	$2,153,908	$—	$37,308	$2,148,640	$2,185,948
Cash equivalents	$64,929	$—	$—	$64,929	$47,217	$—	$—	$47,217
Unaffiliated money market fund	$11,648	$—	$—	$11,648	$23,676	$—	$—	$23,676

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,108,149	$13,335	$8,029	$19,127	$2,148,640
Purchases of investments(1)	114,784	—	—	6,300	121,084
Proceeds from principal repayments and sales of investments(2)	(123,986)	(5,970)	(1,789)	—	(131,745)
Accretion of discount/amortization of premium	1,882	3	22	—	1,907
Payment-in-kind	1,708	155	217	233	2,313
Net change in unrealized appreciation (depreciation)	(2,102)	(22)	(869)	(2,530)	(5,523)
Net realized gains (losses)	(16,783)	—	—	—	(16,783)
Fair value, end of period	$2,083,653	$7,501	$5,610	$23,129	$2,119,893
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(995)	$(22)	$(848)	$(2,530)	$(4,396)

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.

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
(2)
Sales may include investments received in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair	Valuation	Significant Unobservable	Range(2)				Weighted
	Value	Technique(1)	Input	Low		High		Average(3)
Investments in first lien debt	$2,022,486	Yield Analysis	Discount Rate	7.64%		46.61%		9.78%
	61,167	Market Approach	EBITDA Multiple	8.00x		11.25	x	9.35	x
Investments in second lien debt	4,022	Yield Analysis	Discount Rate					13.02%
	3,479	Market Approach	EBITDA Multiple	8.00	x	10.00	x	8.21	x
Investments in other securities:
Other debt	3,001	Yield Analysis	Discount Rate					16.45%
	2,609	Market Approach	EBITDA Multiple					8.00	x
Preferred equity	8,143	Yield Analysis	Discount Rate	9.98%		15.00%		12.35%
	9,025	Market Approach	EBITDA Multiple	8.00	x	18.00	x	12.92	x
Common equity	3,385	Market Approach	EBITDA Multiple	8.00	x	17.25	x	14.88	x
	2,576	Income Approach	Revenue Multiple	4.50	x	21.00	x	14.49	x
Total investments	$2,119,893

(1)
During the three months ended March 31, 2026, three debt investments with a combined fair value of $47.8 million transitioned from yield analysis approach to a market approach using an EBITDA multiple.
(2)
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

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range(2)		Weighted
	Value	Technique(1)	Input	Low	High	Average(3)
Investments in first lien debt	$2,095,083	Yield Analysis	Discount Rate	7.48%	39.21%	9.55%
	13,066	Market Approach	EBITDA Multiple	7.75x	10.00x	8.94x
Investments in second lien debt	3,955	Yield Analysis	Discount Rate			12.27%
	9,380	Market Approach	EBITDA Multiple	7.75x	10.00x	7.84x
Investments in other investments:
Other debt	4,872	Yield Analysis	Discount Rate	13.70%	14.95%	14.49%
	3,157	Market Approach	EBITDA Multiple			7.75x
Preferred equity	8,536	Income Approach	Discount Rate	12.09%	15.66%	13.91%
	4,022	Market Approach	EBITDA Multiple	7.75x	15.43x	12.02x
Common equity	3,546	Market Approach	EBITDA Multiple	3.90x	24.60x	13.21x
	3,023	Market Approach	Revenue Multiple	5.00x	22.25x	14.48x
Total investments	$2,148,640

(1)
During the year ended December 31, 2025, one unsecured debt position with a fair value of $13.34 million transitioned from an income approach to a yield analysis valuation technique.
(2)
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Barclays Funding Facility	3	$452,053	$452,053	$452,199	$452,199
BNP Funding Facility	3	256,000	256,000	227,000	227,000
JPM Funding Facility	3	384,702	384,702	433,759	433,759
Total		$1,092,755	$1,092,755	$1,112,958	$1,112,958

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$600,000	$452,053	$147,947	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	256,000	244,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	384,702	115,298	500,000	433,759	66,241
Total	$1,600,000	$1,092,755	$507,245	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555, respectively.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Combined weighted average interest rate (1)	5.64%	6.64%
Combined weighted average effective interest rate (2)	5.97%	6.99%
Combined weighted average debt outstanding	$1,107,454	$1,026,099

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements for each of the credit facilities.

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

The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025 (1)
Borrowing interest expense	$—	$68
Facility unused commitment fees	—	36
Amortization of deferred financing costs	—	66
Total	$—	$170
Weighted average interest rate	—%	6.36%
Weighted average effective interest rate	—%	n/m
Weighted average outstanding balance	$—	$4,267

(1)
For the three months ended March 31, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

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

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$6,257	$7,408
Facility unused commitment fees	185	187
Amortization of deferred financing costs	318	291
Total	$6,760	$7,886
Weighted average interest rate	5.55%	6.57%
Weighted average effective interest rate	5.83%	6.83%
Weighted average outstanding balance	$451,288	$450,999

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

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,336	$3,534
Facility unused commitment fees	531	307
Amortization of deferred financing costs	259	244
Total	$4,126	$4,085
Weighted average interest rate	5.93%	6.58%
Weighted average effective interest rate	6.39%	7.03%
Weighted average outstanding balance	$224,978	$214,967

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

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$6,025	$6,055
Facility unused commitment fees	95	291
Amortization of deferred financing costs	305	303
Total	$6,425	$6,649
Weighted average interest rate	5.59%	6.81%
Weighted average effective interest rate	5.87%	7.15%
Weighted average outstanding balance	$431,188	$355,866

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $303,236 and $294,919, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of March 31, 2026 and December 31, 2025, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, respectively, of which $125,000 and $155,000, respectively, were uncalled.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2026	December 31, 2025
Net distributable earnings (accumulated losses), beginning of period	$(66,591)	$(24,853)
Net investment income (loss)	29,863	119,922
Net realized gain (loss)	(16,780)	(10,924)
Net unrealized appreciation (depreciation)	(8,627)	(30,102)
Distributions to unitholders	(30,499)	(120,588)
Tax reclassification of members' capital	—	(46)
Net distributable earnings (accumulated losses), end of period	$(92,634)	$(66,591)

The following table summarizes the total Common Units issued and proceeds from the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026:

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 and for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
Total Distributions			$0.47	$30,499
For the Three Months Ended March 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
Total Distributions			$0.54	$30,648

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

The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
Total	1,614,853	$29,453

The following table summarizes the units issued to unitholders who participated in the DRIP for the three months ended March 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
Total	1,733,215	$32,827

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase in Members' Capital from operations	$4,456	$20,492
Weighted average Common Units outstanding	63,276,928	56,659,886
Basic and diluted earnings (loss) per Common Unit	$0.07	$0.36

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.24	$18.94
Net investment income (loss)	0.47	0.53
Net unrealized and realized gain (loss)(2)	(0.41)	(0.17)
Net increase (decrease) in net assets resulting from operations	0.06	0.36
Dividends declared	(0.47)	(0.54)
Total increase (decrease) in net assets	(0.41)	(0.18)
Net asset value, end of period	$17.83	$18.76
Units outstanding, end of period	64,890,977	56,756,176
Weighted average units outstanding	63,276,928	56,659,886
Total return based on net asset value(3)	0.27%	1.90%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,157,117	$1,064,636
Ratio of total expenses to average Members’ Capital(4)	7.23%	8.27%
Ratio of net investment income to average Members’ Capital(4)	11.03%	12.02%
Ratio of total contributed capital to total committed capital, end of period	87.50%	84.50%
Asset coverage ratio(5)	206.00%	206.00%
Portfolio turnover rate	5.04%	3.33%

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

On May 5, 2026, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period April 1, 2026 through June 30, 2026, payable on or about July 6, 2026 to unitholders of record as of June 30, 2026.

Effective as of May 6, 2026, the Company amended its certificate of formation to change the Company's name from T Series Middle Market Loan Fund LLC to T Series BDC LLC. The Company effected the name change by filing a Certificate of Amendment of the Certificate of Formation (the "Certificate of Formation Amendment") with the Secretary of State of the State of Delaware and entering into a First Amendment to the Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). A copy of the Certificate of Formation Amendment and LLCA Amendment are filed as Exhibits 3.1and 3.2 to this report, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to T Series BDC LLC (formerly known as T Series Middle Market Loan Fund LLC) and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company of 1940 Act, amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley.

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

Pursuant to the exemptive relief granted by the SEC to us to our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions on investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of
	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,161,958	$2,113,755	98.1%	$2,184,395	$2,141,391	97.9%
Second Lien Debt	11,306	11,414	0.5	17,092	17,401	0.8
Other Debt Investments	6,579	5,610	0.3	8,128	8,029	0.4
Equity	30,901	23,129	1.1	24,369	19,127	0.9
Total	$2,210,744	$2,153,908	100.0%	$2,233,984	$2,185,948	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	203	202
Number of industries	34	34
Number of new investment commitments in portfolio companies	5	40
Number of investments commitments exited or fully repaid	4	10
Percentage of debt investments bearing a floating rate, at fair value	99.7%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.0%	9.1%
Weighted average yield on debt and income producing investments, at fair value(3)	9.2%	9.3%
Weighted average yield on total portfolio, at cost(4)	8.9%	9.0%
Weighted average yield on total portfolio, at fair value(4)	9.1%	9.2%
Weighted average 12-month EBITDA	$171.3	$171.7
Median 12-month EBITDA	94.4	93.0
Weighted average net leverage through tranche(5)	6.0x	6.1x
Weighted average interest coverage(6)	1.7x	1.7x
Weighted average loan to value(7)	39.8%	41.2%
Percentage of debt investments with one or more financial covenants	50.2%	47.9%
Percentage of our debt investments that are sponsor backed	98.6%	98.4%
Percentage of loans and other debt in support of LBOs and acquisitions	60.2%	65.2%
Percentage of our debt portfolio subject to business cycle volatility	5.4%	5.3%
Average position size of our investment, at fair value (in millions)	$10.6	$10.8

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross principal balance(1)	$127,348	$74,788
Net new investments committed	$127,348	$74,788
Investments, at cost
Investments, beginning of period	$2,233,984	$2,048,601
New investments purchased	109,122	76,620
Net accretion of discount on investments	1,988	1,834
Payment-in-kind	2,313	3,932
Net realized gain (loss) on investments	(16,783)	(3,660)
Investments sold or repaid	(119,880)	(68,182)
Investments, end of period	$2,210,744	$2,059,145
Principal amount of investments funded
First lien debt investments	$110,209	$77,328
Equity (2)	—	48
Total	$110,209	$77,376
Amount of investments sold/fully repaid, at principal
First lien debt	$88,792	$28,873
Other debt investments	1,789	784
Total	$90,581	$29,657

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$972	0.0%
Risk rating 2	2,035,109	94.5	2,080,283	95.2
Risk rating 3	81,693	3.8	71,335	3.3
Risk rating 4	37,106	1.7	33,358	1.5
Total	$2,153,908	100.0%	$2,185,948	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,149,928	97.2%	$2,175,515	97.4%
Non-accrual (1)	60,816	2.8	58,469	2.6
Total	$2,210,744	100.0%	$2,233,984	100.0%

(1) As of March 31, 2026 and December 31, 2025, the Company had certain investments in five and three portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$51,941	$54,191
Less: Total expenses	22,040	24,166
Net investment income before taxes	29,901	30,025
Less: Excise tax expense	38	18
Net investment income after taxes	29,863	30,007
Net realized gain (loss)	(16,780)	(3,659)
Net change in unrealized appreciation (depreciation)	(8,627)	(5,856)
Net increase (decrease) in Members' Capital resulting from operations	$4,456	$20,492

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$48,779	$49,036
Payment-in-kind	2,010	3,883
Dividend income	542	389
Other income	610	883
Total Investment Income	$51,941	$54,191

In the table above, total investment income decreased from $54,191 for the three months ended March 31, 2025 to $51,941 for the three months ended March 31, 2026. This was due to a decrease in our weighted average yield at cost of 9.0% at March 31, 2026 as compared to 10.2% at March 31, 2025, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Additionally, for the three months ended March 31, 2026 we recorded $537 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $375 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$17,311	$18,790
Management fees	1,075	1,056
Income based incentive fees	2,019	2,788
Professional fees	1,213	663
Directors' fees	55	51
General and other expenses	367	818
Total expenses	$22,040	$24,166
Excise tax expense	$38	$18

Interest Expense and Other Financing Expenses

In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $18,790 for the three months ended March 31, 2025 to $17,311 for the three months ended March 31, 2026. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees. This was partially offset by higher average debt outstanding which increased to $1,107,454 from $1,026,099 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Management Fees

Management fees were $1,075 and $1,056 for the three months ended March 31, 2026 and three months ended March 31, 2025, respectively.

Incentive Fees

The income-based incentive fees were $2,019 and $2,788 for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease was due to the change in fee terms for the income based incentive fees, pursuant to the Amended and Restated Investment Advisory Agreement (as defined in Note 3. “Related Party Transactions”). See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” for additional information.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(16,783)	$(3,660)
Foreign currency and other transactions	3	1
Net realized gain (loss)	(16,780)	(3,659)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,702)	(6,003)
Non-controlled/affiliated investments	(1,894)	118
Translation of assets and liabilities in foreign currencies	(31)	29
Net change in unrealized appreciation (depreciation)	(8,627)	(5,856)
Net realized and unrealized gains (losses)	$(25,407)	$(9,515)

For the three months ended March 31, 2026 and the three months ended March 31, 2025, net realized loss on our investments was $16,780 and $3,659, respectively, which was primarily due to the restructuring of certain portfolio companies.

For the three months ended March 31, 2026 and the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $8,627 and $5,856, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2026, we had three revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of March 31, 2026, we had approximately $76.6 million of cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $507.2 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $125.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $303.2 million.

Unregistered Sales of Equity Securities

As of March 31, 2026, we had received aggregate capital commitments of $1,000 million.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026.

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
Total Distributions			$0.47	$30,499
For the Three Months Ended March 31, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
Total Distributions			$0.54	$30,648

We have adopted an “opt out” distribution reinvestment plan. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the three months ended March 31, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
Total	1,614,853	$29,453

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the three months ended March 31, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
Total	1,733,215	$32,827

Debt

Our outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$600,000	$452,053	$147,947	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	256,000	244,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	384,702	115,298	500,000	433,759	66,241
Total	$1,600,000	$1,092,755	$507,245	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 6,555 and 6,555.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On May 5, 2026, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period April 1, 2026 through June 30, 2026, payable on or about July 6, 2026 to unitholders of record as of June 30, 2026.

Effective as of May 6, 2026, we amended our certificate of formation to change our name from T Series Middle Market Loan Fund LLC to T Series BDC LLC. We effected the name change by filing a Certificate of Amendment of the Certificate of Formation (the "Certificate of Formation Amendment") with the Secretary of State of the State of Delaware and entering into a First Amendment to the Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). A copy of the Certificate of Formation Amendment and LLCA Amendment are filed as Exhibit 3.1 and 3.2 to this Report, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1, of this Report, including Note 2 “Significant Accounting Policies.”

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of March 31, 2026, approximately 99.7 % of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$64,429	$(32,760)	$31,669
Up 200 basis points	$43,024	$(21,840)	$21,184
Up 100 basis points	$21,619	$(10,920)	$10,699
Up 25 basis points	$5,566	$(2,730)	$2,836
Down 25 basis points	$(5,137)	$2,730	$(2,407)
Down 100 basis points	$(21,191)	$10,920	$(10,271)
Down 200 basis points	$(42,583)	$21,840	$(20,743)
Down 300 basis points	$(62,702)	$32,760	$(29,942)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Part I, Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Members’ Capital” in this Report and our Current Report on Form 8-K filed on March 26, 2026 for issuance of our Common Units during the three months ended March 31, 2026. Such issuance was part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Certificate of Amendment

Effective as of May 6, 2026, the Company amended its certificate of formation to change the Company's name from T Series Middle Market Loan Fund LLC to T Series BDC LLC. The Company effected the name change by filing a Certificate of Amendment of the Certificate of Formation (the "Certificate of Formation Amendment") with the Secretary of State of the State of Delaware and entering into a First Amendment to the Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). A copy of the Certificate of Formation Amendment and LLCA Amendment are filed as Exhibit 3.1 and 3.2 to this Report, respectively.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Certificate of Amendment of Certificate of Formation, dated as of May 6, 2026.
3.2*	First Amendment to Second Amended and Restated Limited Liability Company Agreement.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)