Form 10-Q
period 2026-06-30
T Series BDC LLC
filed 2026-08-11
CIK 1885968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of the registrant’s limited liability company common units outstanding at August 11, 2026 was 68,360,100.

T Series BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements

T Series BDC LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,228,237 and $2,219,206)	$2,172,132	$2,172,438
Non-controlled/affiliated investments, at fair value (amortized cost of $48,667 and $14,778)	44,644	13,510
Total investments, at fair value (cost of $2,276,904 and $2,233,984)	2,216,776	2,185,948
Cash and cash equivalents	33,012	47,217
Investments in unaffiliated money market fund (cost of $13,900 and $23,676)	13,900	23,676
Deferred financing costs	11,538	13,254
Interest and dividend receivable from non-controlled/non-affiliated investments	12,954	13,237
Interest and dividend receivable from non-controlled/affiliated investments	212	254
Receivable for investments sold/repaid	322	200
Other assets	185	140
Total assets	$2,288,899	$2,283,926
Liabilities
Debt	$1,066,785	$1,112,958
Distribution payable	31,299	29,579
Management fees payable	475	1,056
Income-based incentive fees payable	2,204	2,792
Interest and other financing costs payable	11,327	12,216
Accrued expenses and other liabilities	2,607	1,618
Total liabilities	$1,114,697	$1,160,219
Commitments and contingencies (Note 7)
Members' capital
Common units (66,592,630 and 61,623,231 common units issued and outstanding)	$67	$62
Paid-in capital in excess of par value	1,280,026	1,190,236
Distributable earnings (loss)	(105,891)	(66,591)
Total members' capital	$1,174,202	$1,123,707
Total liabilities and members' capital	$2,288,899	$2,283,926
Net asset value per unit	$17.63	$18.24

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$49,047	$50,472	$97,726	$99,435
Payment-in-kind income	2,310	2,162	4,170	6,005
Dividend income	1,172	407	1,714	796
Other income	770	597	1,373	1,478
From non-controlled/affiliated investments:
Interest income	376	101	476	174
Payment-in-kind income	180	238	330	278
Dividend income	76	—	76	—
Other income	16	7	23	9
Total investment income	53,947	53,984	105,888	108,175

Expenses:
Interest and other financing expenses	17,156	18,617	34,467	37,407
Management fees	1,094	1,056	2,169	2,112
Income-based incentive fees	2,204	2,769	4,223	5,557
Professional fees	886	942	2,100	1,605
Directors' fees	52	51	107	102
General and other expenses	497	736	863	1,554
Total expenses	21,889	24,171	43,929	48,337
Management fees waiver	(619)	—	(619)	—
Net expenses	21,270	24,171	43,310	48,337
Net investment income before taxes	32,677	29,813	62,578	59,838
Excise tax expense	38	—	76	18
Net investment income after taxes	32,639	29,813	62,502	59,820

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(11,303)	35	(28,086)	(3,625)
Foreign currency and other transactions	(688)	4	(685)	5
Net realized gain (loss)	(11,991)	39	(28,771)	(3,620)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,694)	(8,719)	(8,396)	(14,722)
Non-controlled/affiliated investments	(861)	(6)	(2,755)	112
Translation of assets and liabilities in foreign currencies	(51)	82	(82)	111
Net change in unrealized appreciation (depreciation)	(2,606)	(8,643)	(11,233)	(14,499)
Net realized and unrealized gain (loss)	(14,597)	(8,604)	(40,004)	(18,119)
Net increase (decrease) in members' capital resulting from operations	$18,042	$21,209	$22,498	$41,701

Earnings (loss) per unit (basic and diluted)	$0.27	$0.36	$0.35	$0.73
Weighted average units outstanding (basic and diluted)	66,499,132	58,344,941	64,896,931	57,507,068

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands and per unit amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Members' Capital at beginning of period:	$1,157,117	$1,064,636	$1,123,707	$1,041,965
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	32,639	29,813	62,502	59,820
Net realized gain (loss)	(11,991)	39	(28,771)	(3,620)
Net change in unrealized appreciation (depreciation)	(2,606)	(8,643)	(11,233)	(14,499)
Net increase (decrease) in members’ capital resulting from operations	18,042	21,209	22,498	41,701
Distributions to unitholders from:
Distributable earnings	(31,299)	(29,774)	(61,798)	(60,422)
Total distributions to unitholders	(31,299)	(29,774)	(61,798)	(60,422)
Capital transactions:
Issuance of common units	—	—	30,000	—
Reinvestment of distributions	30,342	30,475	59,795	63,302
Net increase (decrease) in Members' Capital resulting from capital transactions	30,342	30,475	89,795	63,302
Total increase (decrease) in Members' Capital	17,085	21,910	50,495	44,581
Members' Capital at end of period	$1,174,202	$1,086,546	$1,174,202	$1,086,546
Distributions per unit	$0.47	$0.51	$0.94	$1.05

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$22,498	$41,701
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	11,151	14,610
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	82	(111)
Net realized (gain) loss on investments	28,086	3,625
Net realized (gain) loss on foreign currency transactions	685	(5)
Investments in unaffiliated money market fund	9,776	(3,751)
Net accretion of discount and amortization of premium on investments	(4,101)	(3,701)
Payment-in-kind interest and dividend capitalized	(6,247)	(6,596)
Amortization of deferred financing costs	1,779	1,751
Amortization of debt issuance costs and original issue discounts on notes	48	—
Purchases of investments and change in payable for investments purchased	(243,810)	(153,931)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	182,315	118,670
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	42	2,878
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	283	(142)
(Increase) decrease in prepaid expenses and other assets	(45)	213
(Decrease) increase in payable to affiliates	—	(125)
(Decrease) increase in management fees payable	(581)	31
(Decrease) increase in incentive fees payable	(588)	(120)
(Decrease) increase in interest payable	(889)	(169)
(Decrease) increase in accrued expenses and other liabilities	988	(881)
Net cash provided by (used in) operating activities	1,472	13,947
Cash flows from financing activities:
Borrowings on debt	107,000	53,000
Repayments on debt	(152,233)	(51,000)
Proceeds from issuance of Common Units	30,000	—
Deferred financing costs paid	(63)	(1,852)
Debt issuance costs paid	(48)	—
Tax withholding paid	(283)	(360)
Net cash provided by (used in) financing activities	(15,627)	(212)
Net increase (decrease) in cash and cash equivalents	(14,155)	13,735
Effect of foreign exchange rate changes on cash	(50)	116
Cash and cash equivalents, at beginning of period	47,217	40,638
Cash and cash equivalents, at end of period	$33,012	$54,489
Supplemental information and non-cash activities:
Excise tax paid	$150	$178
Accrued but unpaid dividends	$31,299	$29,774
Interest and financing costs paid	$33,574	$35,828
Dividend reinvestments	$59,795	$63,302
Non-cash purchases of investments	$(37,765)	$(14,132)
Non-cash sales of investments	$37,765	$14,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	4,936	$4,890	$4,887	0.42%
AA&D Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	—	(20)	(23)	—
Jonathan Acquisition Company	(5) (6) (10)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	3,546	3,500	3,493	0.30
Jonathan Acquisition Company	(5) (6) (17)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	38	37	0.00
ManTech International CP	(5) (7) (10)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	17,877	17,698	17,788	1.51
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	254	249	252	0.02
ManTech International CP	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(19)	(13)	—
Two Six Labs, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	16,662	16,560	16,560	1.41
Two Six Labs, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(32)	(32)	—
Zenith Acquisitionco, LLC	(5) (8) (11)	First Lien Debt	S +	4.50%	8.17%	01/13/2033	5,379	5,354	5,326	0.45
Zenith Acquisitionco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	11/26/2032	124	118	97	0.01
Zenith Acquisitionco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.17%	11/26/2032	—	(5)	(10)	—
								48,331	48,362	4.12
Air Freight & Logistics
RoadOne IntermodaLogistics	(5) (6) (10)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	328	323	302	0.03
RoadOne IntermodaLogistics	(5) (6)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	30	30	28	0.00
RoadOne IntermodaLogistics	(5) (6) (17)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	60	59	54	0.00
								412	384	0.03
Automobile Components
Continental Acquisition Holdings, Inc.	(5) (9) (12) (13)	First Lien Debt	S +	7.00% PIK	10.88%	07/20/2028	6,473	6,415	3,035	0.26
OEConnection, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	2,958	2,943	2,881	0.25
OEConnection, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(4)	(45)	—
OEConnection, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(2)	(12)	—
Randy's Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	12,579	12,371	12,421	1.06
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	4,040	3,953	3,958	0.34
Randy's Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	186	162	165	0.01
Sonny's Enterprises, LLC	(5) (6) (10)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	11,116	10,990	10,826	0.92
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	2,652	2,627	2,583	0.22
Sonny's Enterprises, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.30%	08/05/2027	1,922	1,907	1,860	0.16
								41,362	37,672	3.21
Automobiles
COP Collisionright Parent, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	6,705	6,619	6,638	0.57
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	4,050	3,990	3,993	0.34
COP Collisionright Parent, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	—	(13)	(11)	—
Drivecentric Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	16,566	16,435	16,566	1.41
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(5)	—	—
Drivecentric Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(15)	—	—
LeadVenture, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	4,356	4,298	4,235	0.36
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	404	396	381	0.03
LeadVenture, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	22	17	10	0.00

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	9,639	9,582	9,472	0.81
Vehlo Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	1,307	1,298	1,284	0.11
Vehlo Purchaser, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(18)	(53)	—
								42,584	42,515	3.62
Banks
Computer Services, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	3,235	3,220	3,181	0.27
Computer Services, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(3)	(25)	—
								3,217	3,156	0.27
Beverages
Vamos Bidco, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	2,673	2,650	2,612	0.22
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(5)	(25)	—
Vamos Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	56	54	49	0.00
								2,699	2,636	0.22
Building Products
Project Potter Buyer, LLC	(5) (6) (11)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	8,771	8,769	8,771	0.75
Project Potter Buyer, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	—
								8,769	8,771	0.75
Capital Markets
TS Imagine, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	8,136	8,015	8,015	0.68
TS Imagine, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	—	(8)	(8)	—
TS Imagine, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	102	89	89	0.01
								8,096	8,096	0.69
Chemicals
Tank Holding Corp.	(5) (7) (10)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	26,244	26,041	25,129	2.14
Tank Holding Corp.	(5) (7)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	1,006	992	963	0.08
Tank Holding Corp.	(5) (7) (17)	First Lien Debt	P +	4.75%	11.50%	03/31/2028	156	148	99	0.01
V Global Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	7,779	7,724	7,128	0.61
V Global Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	516	511	424	0.04
								35,416	33,743	2.87
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	9,015	8,951	8,981	0.76
Astra Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	1,542	1,526	1,531	0.13
Atlas US Finco, Inc.	(5) (6) (10) (14)	First Lien Debt	S +	4.50%	8.16%	12/09/2029	19,694	19,440	19,458	1.66
Atlas US Finco, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	4.50%	8.16%	12/09/2028	—	(8)	(11)	—
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	8,821	8,692	8,692	0.74
AWP Group Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	317	300	300	0.03
BPG Holdings IV Corp.	(5) (7) (9) (13)	First Lien Debt	S +	7.85% PIK	11.58%	07/30/2029	8,878	8,559	4,848	0.41
Consor Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	3,457	3,435	3,457	0.29
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	—	(7)	—	—
Consor Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	150	146	150	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	3,476	3,449	3,476	0.30
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	387	381	387	0.03
CRCI Longhorn Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	—	(4)	—	—
Energy Labs Holdings Corp.	(5) (6) (10)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	391	389	381	0.03

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Energy Labs Holdings Corp.	(5) (6)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	115	113	112	0.01
Energy Labs Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	54	53	52	0.00
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	871	868	871	0.07
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	295	293	295	0.03
Firebird Acquisition Corp, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(1)	—	—
FLS Holding, Inc.	(5) (6) (11) (14)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	20,384	20,215	17,464	1.49
FLS Holding, Inc.	(5) (6) (10) (14)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	4,779	4,740	4,095	0.35
FLS Holding, Inc.	(5) (6) (14) (17)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	1,951	1,938	1,668	0.14
Hercules Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	12/15/2028	4,934	4,910	4,885	0.42
HSI Halo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	14,407	14,295	14,407	1.23
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	1,294	1,286	1,294	0.11
HSI Halo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	(12)	—	—
Iris Buyer, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	3,005	2,950	2,983	0.25
Iris Buyer, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	276	271	274	0.02
Iris Buyer, LLC	(5) (6) (9) (14) (17)	First Lien Debt	S +	5.00%	8.67%	10/02/2029	—	(6)	(3)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	17,303	17,157	17,303	1.47
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	971	962	971	0.08
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	—	(8)	—	—
Railpros Parent, LLC	(5) (7) (10)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	4,074	4,039	4,064	0.35
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	378	371	375	0.03
Railpros Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(5)	(2)	—
Routeware, Inc.	(5) (6) (10)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	1,591	1,578	1,573	0.13
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	173	170	165	0.01
Routeware, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	34	33	32	0.00
Sherlock Buyer Corp.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.48%	12/06/2030	23,866	23,641	21,832	1.86
Sherlock Buyer Corp.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.48%	12/07/2029	—	(19)	(245)	—
Surewerx Purchaser III, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	1,246	1,225	1,246	0.11
Surewerx Purchaser III, Inc.	(5) (7) (14)	First Lien Debt	C +	5.25%	7.53%	12/28/2029	C$314	227	222	0.02
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	$—	(2)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.25%	8.98%	12/28/2028	16	13	16	0.00
Sweep Midco, LLC	(5) (11)	Second Lien Debt			0.00%	03/12/2034	580	290	204	0.02
Sweep Midco, LLC	(5) (11)	Second Lien Debt			0.00%	03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75% PIK	9.52%	06/30/2027	2,440	2,440	2,440	0.21
Sweep Purchaser, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	9.51%	06/30/2027	1,079	1,079	1,079	0.09
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	16,913	16,765	16,871	1.44
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	1,747	1,721	1,741	0.15
Tamarack Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	—	(19)	(6)	—
Transit Technologies, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	4,169	4,134	4,054	0.35
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	317	311	282	0.02
Transit Technologies, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(4)	(15)	—
Vensure Employer Services, Inc.	(5) (8) (10)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	2,531	2,511	2,499	0.21

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(5) (8) (17)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	—	(1)	(2)	—
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	33,479	33,366	33,437	2.85
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	984	979	983	0.08
VRC Companies, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	—	—	—	—
								220,116	211,166	17.97
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (11)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	8,522	8,404	8,258	0.70
Arcoro Holdings Corp.	(5) (6) (17)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	—	(16)	(41)	—
KPSKY Acquisition, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.26%	10/19/2028	7,842	7,772	7,202	0.61
LJ Avalon Holdings, LLC	(5) (6) (10) (11)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	1,842	1,830	1,827	0.16
LJ Avalon Holdings, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,597	2,572	2,572	0.22
LJ Avalon Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	49	47	45	0.00
Superman Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	6,582	6,556	6,533	0.56
Superman Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	2,157	2,142	2,141	0.18
Superman Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(4)	(7)	—
								29,303	28,530	2.43
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	3,121	3,098	2,969	0.25
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	260	258	247	0.02
								3,356	3,216	0.27
Containers & Packaging
BP Purchaser, LLC	(5) (7) (11)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.43%	12/11/2028	28,102	27,876	20,870	1.78

Distributors
ABB Concise Optical Group, LLC	(5) (7) (11)	First Lien Debt	S +	7.50%	11.39%	02/23/2028	17,008	16,862	16,582	1.41
PT Intermediate Holdings III, LLC	(5) (7) (9) (10) (11)	First Lien Debt	S +	4.75%	8.48%	04/09/2030	32,360	32,131	32,360	2.76
								48,993	48,942	4.17
Diversified Consumer Services
Any Hour, LLC	(5) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	10,674	10,563	9,540	0.81
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	302	299	270	0.02
Any Hour, LLC	(5) (8) (17)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	1,431	1,416	1,264	0.11
Any Hour, LLC	(5) (8)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	3,481	3,439	2,867	0.24
Apex Service Partners, LLC	(5) (6) (10)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	21,878	21,594	21,878	1.86
Apex Service Partners, LLC	(5) (6) (10) (11)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	5,207	5,127	5,207	0.44
Apex Service Partners, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.73%	10/24/2029	804	785	804	0.07
DA Blocker Corp.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	5,290	5,246	5,185	0.44
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(7)	(33)	—
DA Blocker Corp.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	77	73	66	0.01
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	943	936	928	0.08
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(3)	—
Eclipse Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	11,425	11,338	10,738	0.91
Essential Services Holding Corporation	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	613	604	529	0.05

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
EVDR Purchaser, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	4,046	4,017	4,046	0.34
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	—	(2)	—	—
EVDR Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	59	56	59	0.01
Express Wash Acquisition Company, LLC	(5) (6) (9) (10)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	3,931	3,857	3,852	0.33
Express Wash Acquisition Company, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	—	(4)	(5)	—
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	3,313	3,265	603	0.05
FPG Intermediate Holdco, LLC	(5) (6) (17)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	780	780	780	0.07
FPG Intermediate Holdco, LLC	(5) (6)	First Lien Debt	S +	5.00% PIK	8.67%	06/29/2029	456	456	456	0.04
GarageCo Intermediate II, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	1,202	1,191	1,184	0.10
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(27)	—
GarageCo Intermediate II, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(8)	—
Heartland Home Services	(5) (7) (10)	First Lien Debt	S +	5.75%	9.58%	12/15/2026	20,857	20,833	20,521	1.75
Kodiak Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	1,227	1,216	1,226	0.10
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	39	37	38	0.00
Kodiak Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	—	(3)	—	—
LHS Borrower, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	3,807	3,756	3,712	0.32
LHS Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	76	73	69	0.01
Lightspeed Solution, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	18,561	18,443	18,207	1.55
Lightspeed Solution, LLC	(5) (7) (10)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	1,101	1,094	1,080	0.09
Project Accelerate Parent, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	1,286	1,277	1,286	0.11
Project Accelerate Parent, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	1,683	1,655	1,625	0.14
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	3,294	3,238	3,172	0.27
Vertex Service Partners, LLC	(5) (7) (17)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	332	325	317	0.03
								126,957	121,432	10.34
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	15,217	15,069	15,069	1.28
Orbcomm, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	457	444	444	0.04
Orbcomm, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	—	(25)	(25)	—
								15,488	15,488	1.33
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (10)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	4,189	4,171	4,189	0.36
Accel International Holdings, Inc.	(5) (8) (17)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	144	141	144	0.01
Spark Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	923	912	852	0.07
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(2)	(29)	—
Spark Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	103	101	89	0.01
								5,323	5,245	0.45
Electronic Equipment, Instruments & Components
Dwyer Instruments, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	17,319	17,136	17,190	1.46
Dwyer Instruments, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	7,581	7,496	7,524	0.64
Dwyer Instruments, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	1,531	1,516	1,517	0.13
Infinite Bidco, LLC	(5) (8) (10)	First Lien Debt	S +	6.25%	9.89%	03/02/2028	2,448	2,420	2,448	0.21

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(8) (10)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	3,395	3,115	3,329	0.28
Magneto Components Buyco, LLC	(5) (7) (9) (10)	First Lien Debt	S +	5.75%	9.48%	12/05/2030	23,853	23,553	23,853	2.03
Magneto Components Buyco, LLC	(5) (7) (17)	First Lien Debt	S +	5.75%	9.48%	12/05/2029	—	(41)	—	—
NDT Global Holding, Inc.	(5) (8) (10) (14)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	1,990	1,972	1,960	0.17
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	390	384	377	0.03
NDT Global Holding, Inc.	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(4)	(7)	—
Pamlico Avant Holdings, LP	(5) (7) (9) (10)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	9,665	9,574	9,520	0.81
Pamlico Avant Holdings, LP	(5) (7) (17)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(12)	(20)	—
								67,109	67,691	5.76
Financial Services
365 Retail Market, LLC	(5) (6) (9) (10)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	14,247	14,107	14,107	1.20
365 Retail Market, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(5)	(5)	—
365 Retail Market, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	206	190	190	0.02
Applitools, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	6.25% PIK	9.95%	05/25/2029	8,369	8,322	6,905	0.59
Applitools, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.75%	9.43%	05/25/2028	270	264	112	0.01
BCTO Bluebill Midco, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,778	7,708	7,661	0.65
BCTO Bluebill Midco, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(8)	(15)	—
Cerity Partners, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	7,615	7,542	7,577	0.65
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(4)	(8)	—
Cerity Partners, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	352	348	348	0.03
Cliffwater, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	4,510	4,471	4,476	0.38
Cliffwater, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	—	(4)	(3)	—
GC Waves Holdings, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	7,265	7,209	7,204	0.61
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	3,820	3,750	3,785	0.32
GC Waves Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	—	(4)	(3)	—
GTCR ABC Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	6,000	5,941	5,941	0.51
GTCR ABC Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(12)	(12)	—
GTCR ABC Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(12)	(12)	—
MAI Capital Management Intermediate, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,401	1,390	1,377	0.12
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,299	1,281	1,266	0.11
MAI Capital Management Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(4)	(9)	—
PMA Parent Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	3,028	2,996	2,991	0.25
PMA Parent Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(2)	(3)	—
SitusAMC Holdings Corporation	(5) (7) (11)	First Lien Debt	S +	5.50%	9.23%	05/14/2031	21,770	21,672	21,770	1.85
Smarsh, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	5,625	5,577	5,384	0.46
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	119	116	73	0.01
Smarsh, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	461	456	426	0.04
Trintech, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	9,368	9,279	9,157	0.78
Trintech, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(7)	(35)	—
Trintech, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(11)	(26)	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								102,546	100,619	8.57
Ground Transportation
eShipping, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	5,682	5,655	5,625	0.48
eShipping, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(5)	(21)	—
eShipping, LLC	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	—	(5)	(11)	—
SV Newco 2, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	14,241	14,083	14,156	1.21
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	9,239	9,131	9,174	0.78
SV Newco 2, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	1,800	1,746	1,769	0.15
								30,605	30,692	2.61
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	13,821	13,686	13,686	1.17
CSHC Buyerco, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	1,198	1,177	1,177	0.10
CSHC Buyerco, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(25)	(25)	—
PerkinElmer U.S., LLC	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	16,282	16,035	16,200	1.38
Tidi Legacy Products, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	3,009	2,971	3,009	0.26
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	806	794	806	0.07
Tidi Legacy Products, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(7)	—	—
YI, LLC	(5) (6) (10)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	8,567	8,457	8,564	0.73
YI, LLC	(5) (6) (17)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	—	(16)	—	—
								43,072	43,417	3.70
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	23,090	22,783	22,743	1.94
Advarra Holdings, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	—	(3)	(28)	—
Blue River PetCare, LLC	(5) (10)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	1,363	1,363	1,353	0.12
Blue River PetCare, LLC	(5) (17)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(8)	(26)	—
Blue River PetCare, LLC	(5) (17)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(3)	(5)	—
Gateway US Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	5,180	5,162	5,155	0.44
Gateway US Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	1,460	1,455	1,453	0.12
Gateway US Holdings, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	—	(1)	(1)	—
Heartland Veterinary Partners, LLC	(5) (6) (11)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	5,815	5,802	5,815	0.50
Heartland Veterinary Partners, LLC	(5) (6) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	2,947	2,927	2,947	0.25
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	14,386	14,326	14,386	1.23
Heartland Veterinary Partners, LLC	(5) (6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,146	1,138	1,146	0.10
Heartland Veterinary Partners, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	—	(2)	—	—
iCIMS, Inc.	(5) (7) (10)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	7,282	7,235	7,037	0.60
iCIMS, Inc.	(5) (7) (17)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	45	45	40	0.00
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	5,987	5,951	5,987	0.51
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(2)	—	—
Imagine 360, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(3)	—	—
Invictus Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	3,979	3,949	3,979	0.34
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	1,683	1,669	1,683	0.14
Invictus Buyer, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	—	(4)	—	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Merative, LP	(5) (7) (11)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	9,833	9,788	9,833	0.84
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(3)	—	—
Merative, LP	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(4)	—	—
mPulse Mobile, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	9,041	8,959	8,702	0.74
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(4)	(32)	—
mPulse Mobile, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(12)	(49)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	29,075	28,726	28,784	2.45
Pareto Health Intermediate Holdings, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.73%	06/01/2029	—	(30)	(31)	—
PPV Intermediate Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	16,155	15,785	15,913	1.36
PPV Intermediate Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	5,996	5,959	5,906	0.50
Stepping Stones Healthcare Services, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.48%	01/05/2033	7,155	7,111	7,103	0.60
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(10)	(31)	—
Stepping Stones Healthcare Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(6)	(12)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	14,919	14,849	14,785	1.26
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	1,927	1,908	1,871	0.16
TA Polaris Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(9)	(17)	—
Tivity Health, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	8.64%	06/28/2029	2,619	2,600	2,606	0.22
Vardiman Black Holdings, LLC	(5) (13)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	10,566	10,566	6,129	0.52
Vardiman Black Holdings, LLC	(5) (12) (13)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	1,185	1,172	1,185	0.10
								181,124	176,309	15.02
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	09/19/2030	19,772	19,571	19,742	1.68
Hyland Software, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	09/19/2029	—	(8)	(1)	—
								19,563	19,741	1.68
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	21,389	21,240	21,004	1.79
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(1)	(5)	—
Aptean, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	382	371	352	0.03
Goose Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	12,369	12,249	12,245	1.04
Goose Borrower, LP	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	—	(21)	(22)	—
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	23,758	23,392	23,567	2.01
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	53	45	45	0.00
Raptor Merger Sub Debt, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	493	465	478	0.04
								57,740	57,664	4.91
Insurance Services
Amerilife Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	22,145	21,907	22,090	1.88
Amerilife Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	2,479	2,466	2,473	0.21
Amerilife Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.66%	08/31/2028	709	689	702	0.06
Fetch, Inc.	(5) (7) (9) (11)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	17,000	16,835	16,830	1.43
Fetch, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(24)	(25)	—
Fetch, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(29)	(30)	—
Foundation Risk Partners Corp.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	6,197	6,091	6,197	0.53
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	8,451	8,358	8,451	0.72
Foundation Risk Partners Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	10/29/2029	368	361	368	0.03

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	11,781	11,670	11,615	0.99
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	10,117	10,071	9,957	0.85
Galway Borrower, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	137	134	131	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	12,725	12,676	12,725	1.08
Higginbotham Insurance Agency, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	440	436	440	0.04
High Street Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	27,414	27,198	27,189	2.32
Inszone Mid, LLC	(5) (6) (9) (10)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	6,757	6,670	6,706	0.57
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	10,244	10,108	10,162	0.87
Inszone Mid, LLC	(5) (6) (17)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(15)	(10)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	29,191	29,191	29,191	2.49
Integrity Marketing Acquisition, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	10,593	10,544	10,572	0.90
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	161	156	157	0.01
Iris Specialty Acquisiton, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	357	350	354	0.03
Long Term Care Group, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	12,423	12,365	11,181	0.95
Majesco, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	10,310	10,286	10,233	0.87
Majesco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	—	(2)	(7)	—
One, Inc. Software Corporation	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	10,219	10,123	10,065	0.86
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(9)	(29)	—
One, Inc. Software Corporation	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(7)	(12)	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	2,962	2,951	2,890	0.25
Patriot Growth Insurance Services, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	4,373	4,337	4,268	0.36
World Insurance Associates, LLC	(5) (6) (9) (10) (11)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	30,798	30,535	30,646	2.61
								246,422	245,480	20.91
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	5,904	5,851	5,816	0.50
FMG Suite Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(7)	(24)	—
FMG Suite Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(9)	(15)	—
Triple Lift, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75%	9.58%	05/05/2028	4,548	4,515	4,303	0.37
								10,350	10,080	0.86
IT Services
Apollo Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	4,768	4,729	4,674	0.40
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	18	7	(32)	—
Apollo Acquisition, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(6)	(16)	—
Bridgepointe Technologies, LLC	(5) (6) (10) (11)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	9,200	9,110	9,110	0.78
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	577	556	556	0.05
Bridgepointe Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(12)	(12)	—
Catalis Intermediate, Inc.	(5) (7) (11)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	23,033	22,899	22,910	1.95
Catalis Intermediate, Inc.	(5) (7) (10)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	5,182	5,156	5,155	0.44
Catalis Intermediate, Inc.	(5) (7) (17)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	—	(14)	(15)	—
Cyber US Bidco, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	8,072	7,996	7,912	0.67
Cyber US Bidco, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(7)	(32)	—
Cyber US Bidco, LLC	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(7)	(14)	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	12,256	12,150	12,208	1.04
GI DI Cornfield Acquisition, LLC	(5) (11)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	6,270	6,246	6,245	0.53
Redwood Services Group, LLC	(5) (7) (9) (11)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	10,452	10,353	10,426	0.89
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	8,257	8,189	8,237	0.70
Ridge Trail US Bidco, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	13,495	13,333	13,495	1.15
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	657	625	657	0.06
Ridge Trail US Bidco, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	—	(17)	—	—
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (10)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	8,325	8,256	7,909	0.67
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	1,911	1,895	1,816	0.15
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	415	406	361	0.03
Victors Purchaser, LLC	(5) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,271	2,255	2,271	0.19
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(1)	—	—
Victors Purchaser, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	30	28	30	0.00
								114,125	113,851	9.70
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	13,313	13,210	13,165	1.12
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	1,379	1,367	1,364	0.12
Model N, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	(11)	(16)	—
								14,566	14,513	1.24
Machinery
Answer Acquisition, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	24,015	23,911	21,895	1.86
Answer Acquisition, LLC	(5) (6) (17)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	1,779	1,768	1,536	0.13
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	4,280	4,235	4,195	0.36
Chase Intermediate, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	78	76	75	0.01
MHE Intermediate Holdings, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	6,302	6,283	6,270	0.53
MHE Intermediate Holdings, LLC	(5) (6) (10)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	1,918	1,910	1,909	0.16
								38,183	35,880	3.06
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	3,725	3,703	3,671	0.31
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	556	548	519	0.04
Vessco Midco Holdings, LLC	(5) (7) (17)	First Lien Debt	P +	3.50%	10.25%	07/24/2031	8	6	5	0.00
								4,257	4,195	0.36
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	7,849	7,770	7,718	0.66
Caerus US 1, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	1,149	1,136	1,130	0.10
Caerus US 1, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	614	606	600	0.05
Real Chemistry Intermediate III, Inc.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	2,925	2,913	2,881	0.25
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	871	867	851	0.07
Real Chemistry Intermediate III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(3)	(10)	—
Specialty Pharma III, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	7,412	7,377	7,338	0.62
Specialty Pharma III, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	120	115	110	0.01
								20,781	20,618	1.76
Professional Services
Accordion Partners, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	14,654	14,585	14,543	1.24

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	2,538	2,511	2,480	0.21
Accordion Partners, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(10)	(13)	—
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	323	299	296	0.03
Aprio Advisory Group, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	—	(4)	(2)	—
Ascend Partner Services, LLC	(5) (7) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	339	335	332	0.03
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	1,955	1,950	1,942	0.17
Bullhorn, Inc.	(5) (6) (17)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	16	15	15	0.00
Carr, Riggs and Ingram Capital, LLC	(5) (8) (10)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	568	563	564	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	103	101	100	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	22	21	21	0.00
ComPsych Investment Corp.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	2,294	2,285	2,282	0.19
ComPsych Investment Corp.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	—	(1)	(3)	—
Deerfield Dakota Holding, LLC	(5) (7) (11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	15,807	15,666	15,513	1.32
Deerfield Dakota Holding, LLC	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	534	521	507	0.04
GPS Merger Sub, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	4,207	4,162	4,207	0.36
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	136	132	136	0.01
GPS Merger Sub, LLC	(5) (6) (17)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	149	142	149	0.01
IG Investment Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	886	881	886	0.08
IG Investment Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(1)	—	—
IQN Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	8,147	8,110	8,147	0.69
IQN Holding Corp.	(5) (7)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	2,678	2,659	2,678	0.23
IQN Holding Corp.	(5) (7) (17)	First Lien Debt	S +	5.25%	8.98%	05/02/2028	385	383	385	0.03
KENG Acquisition, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	2,414	2,379	2,378	0.20
KENG Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	2,143	2,110	2,110	0.18
KENG Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	—	(10)	(14)	—
UHY Advisors, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	436	433	433	0.04
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	293	290	290	0.02
UHY Advisors, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	25	24	24	0.00
Verdantas, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	16,161	15,978	15,758	1.34
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	683	673	666	0.06
Verdantas, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	505	488	461	0.04
WIPFLI Advisory, LLC	(5) (7) (10)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	3,385	3,369	3,351	0.29
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	209	206	196	0.02
WIPFLI Advisory, LLC	(5) (7) (17)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(4)	(9)	—
								81,241	80,809	6.88
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	2,575	2,573	2,575	0.22
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	106	106	106	0.01
Associations, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	3,410	3,396	3,410	0.29
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(2)	—	—
MRI Software, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	22,385	22,371	22,334	1.90
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	1,492	1,487	1,489	0.13

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	351	349	348	0.03
Zarya Intermediate, LLC	(5) (6) (11) (14)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	26,624	26,624	26,323	2.24
Zarya Intermediate, LLC	(5) (6) (14) (17)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	1,203	1,203	1,171	0.10
								58,105	57,756	4.92
Software
Anaplan, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	21,355	21,168	21,248	1.81
Appfire Technologies, LLC	(5) (6) (10)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	1,174	1,170	1,171	0.10
Appfire Technologies, LLC	(5) (6) (17)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	—	(1)	—	—
Apryse Software Corp.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	3,694	3,661	3,694	0.31
Apryse Software Corp.	(5) (8) (17)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	180	177	180	0.02
Archduke Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	7,553	7,482	7,369	0.63
Archduke Buyer, Inc.	(5) (8) (17)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	—	(5)	(13)	—
Artifact Bidco, Inc.	(5) (8) (10)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	10,566	10,484	10,566	0.90
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	—	(9)	—	—
Artifact Bidco, Inc.	(5) (8) (17)	First Lien Debt	S +	4.15%	7.88%	07/26/2030	—	(12)	—	—
AuditBoard, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	12,000	11,907	11,623	0.99
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	5,714	5,667	5,535	0.47
AuditBoard, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(16)	(72)	—
Banyan Software Holdings, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	3,005	2,981	2,968	0.25
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	6,218	6,132	6,047	0.51
Banyan Software Holdings, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	60	58	56	0.00
Bottomline Technologies, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	05/14/2029	13,017	12,888	13,017	1.11
Bottomline Technologies, Inc.	(5) (7) (17)	First Lien Debt	S +	4.50%	8.23%	05/15/2028	—	(8)	—	—
Coupa Holdings, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	17,358	17,095	17,358	1.48
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	699	690	699	0.06
Coupa Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	357	351	357	0.03
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	14,098	13,892	13,816	1.18
Cyara AcquisitionCo, LLC	(5) (6) (17)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	—	(12)	(18)	—
Diligent Corporation	(5) (7)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	24,117	23,989	23,672	2.02
Diligent Corporation	(5) (7) (17)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	929	918	886	0.08
E-Discovery AcquireCo, LLC	(5) (6) (10)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	7,915	7,805	7,628	0.65
E-Discovery AcquireCo, LLC	(5) (6) (17)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	503	493	469	0.04
Emburse, Inc.	(5) (7) (10)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	5,342	5,330	5,342	0.45
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	—	—
Emburse, Inc.	(5) (7) (17)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(2)	—	—
Espresso Bidco, Inc.	(5) (7) (10)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	5,204	5,139	5,100	0.43
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	1,288	1,270	1,260	0.11
Espresso Bidco, Inc.	(5) (7) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(8)	(12)	—
Everbridge Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	21,083	21,001	21,083	1.80
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	2,403	2,387	2,403	0.20
Everbridge Holdings, LLC	(5) (7) (17)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	—	(9)	—	—
Formstack Acquisition, Co.	(5) (6) (11)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	9,234	9,139	9,148	0.78
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	898	889	890	0.08
Formstack Acquisition, Co.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	394	376	376	0.03

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	6,058	6,004	5,885	0.50
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(9)	(58)	—
Fullsteam Operations, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	219	213	200	0.02
Granicus, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	13,091	13,004	13,091	1.11
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	1,939	1,932	1,939	0.17
Granicus, Inc.	(5) (7) (17)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	144	132	144	0.01
GS AcquisitionCo, Inc.	(5) (6) (10)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	10,048	10,022	9,430	0.80
GS AcquisitionCo, Inc.	(5) (6)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	495	493	465	0.04
GS AcquisitionCo, Inc.	(5) (6) (17)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	1,383	1,379	1,297	0.11
Hootsuite, Inc.	(5) (7) (10) (11) (14)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	17,640	17,452	17,375	1.48
Hootsuite, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	240	221	210	0.02
Icefall Parent, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	5,147	5,079	5,147	0.44
Icefall Parent, Inc.	(5) (6) (17)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	—	(6)	—	—
Jawbreaker Parent, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	15,862	15,711	15,624	1.33
Jawbreaker Parent, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(10)	(31)	—
Jawbreaker Parent, Inc.	(5) (8) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(19)	(31)	—
LegitScript, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	18,613	18,425	18,380	1.57
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	492	487	486	0.04
LegitScript, LLC	(5) (7) (17)	First Lien Debt	S +	5.25%	8.89%	06/24/2028	1,797	1,777	1,759	0.15
LogRhythm, Inc.	(5) (6) (11)	First Lien Debt	S +	7.5% (incl. 6.75% PIK)	11.16%	07/02/2029	2,750	2,696	2,386	0.20
LogRhythm, Inc.	(5) (6) (17)	First Lien Debt	S +	7.5% (incl. 6.75% PIK)	11.16%	07/02/2029	—	(5)	(36)	—
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	07/22/2029	8,356	8,269	8,356	0.71
Montana Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.39%	07/22/2028	—	(7)	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	14,047	13,899	13,801	1.18
Nasuni Corporation	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(18)	(30)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	4,984	4,960	4,897	0.42
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	—	(1)	(6)	—
Oak Purchaser, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	5,113	5,091	5,022	0.43
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	4,307	4,283	4,209	0.36
Oak Purchaser, Inc.	(5) (7) (17)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	180	176	164	0.01
Onit, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	9,171	9,110	9,171	0.78
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(9)	—	—
Onit, Inc.	(5) (7) (17)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(6)	—	—
Optimizely North America, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	1,514	1,501	1,457	0.12
Optimizely North America, Inc.	(5) (7) (10) (14)	First Lien Debt	E +	5.75% (incl. 3.00% PIK)	7.80%	10/30/2031	€557	601	613	0.05
Optimizely North America, Inc.	(5) (7) (10) (14)	First Lien Debt	SA +	6.00% (incl. 3.00% PIK)	9.73%	10/30/2031	£186	240	237	0.02
Optimizely North America, Inc.	(5) (7) (14) (17)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	—	(2)	(8)	—
Project Leopard Holdings, Inc.	(8) (11) (14)	First Lien Debt	S +	5.25%	9.01%	07/20/2029	9,650	9,298	5,800	0.49
Revalize, Inc.	(5) (6) (10)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	11,617	11,591	10,479	0.89
Revalize, Inc.	(5) (6) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	603	600	464	0.04
Riskonnect Parent, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	6,140	6,076	6,109	0.52

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Riskonnect Parent, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	4,716	4,664	4,692	0.40
Riskonnect Parent, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	137	128	132	0.01
Rivet Bidco Limited	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	6,325	6,264	6,264	0.53
Rivet Bidco Limited	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(24)	(24)	—
Rivet Bidco Limited	(5) (8) (14) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	583	570	570	0.05
Runway Bidco, LLC	(5) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	1,439	1,427	1,403	0.12
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(1)	(9)	—
Runway Bidco, LLC	(5) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(1)	(5)	—
Saturn Borrower, Inc.	(5) (6) (10)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	3,233	3,201	3,140	0.27
Saturn Borrower, Inc.	(5) (6) (17)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	146	141	131	0.01
Securonix, Inc.	(5) (7) (9)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	22,236	22,084	17,952	1.53
Securonix, Inc.	(5) (7) (17)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	1,261	1,238	532	0.05
Trunk Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	11,435	11,394	11,427	0.97
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	452	449	452	0.04
Trunk Acquisition, Inc.	(5) (6) (17)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	—	(2)	(1)	—
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	7,412	7,344	7,264	0.62
Vanco Payment Solutions, LLC	(5) (7) (17)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(3)	(7)	—
								423,959	412,156	35.10
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (10)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	11,752	11,698	11,635	0.99
Jeppesen Holdings, LLC	(5) (8) (17)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(3)	(6)	—
								11,695	11,629	0.99
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	7,502	7,436	7,446	0.63
CCI Buyer, Inc.	(5) (7) (17)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(4)	(3)	—
Mobile Communications America, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	2,489	2,466	2,489	0.21
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	690	681	690	0.06
Mobile Communications America, Inc.	(5) (6) (17)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	—	(3)	—	—
								10,576	10,622	0.90
Total Debt Investments - non-controlled/non-affiliated								$2,204,317	$2,153,946	183.44%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(5) (6) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	5,437	5,437	5,437	0.46
Alpine Acquisition Corp. II	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(2)	—	—
Alpine Acquisition Corp. II	(5) (6) (17) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(42)	—	—
								5,393	5,437	0.46
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(5) (18)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	4,926	4,926	4,926	0.42
Abracon Borrower, LLC	(5) (17) (18)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	21	—	—	—
								4,926	4,926	0.42
Health Care Providers & Services

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
DCA Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.75%	06/02/2031	1,861	1,842	1,842	0.16
DCA Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.25%	06/02/2031	12,573	12,573	12,573	1.07
								14,415	14,415	1.23
Professional Services
KWOR Acquisition, Inc.	(5) (6) (18)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	3,149	3,149	3,149	0.27
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(35)	—	—
KWOR Acquisition, Inc.	(5) (6) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(50)	—	—
KWOR Acquisition, Inc.	(5) (6) (18)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	3,348	3,348	2,192	0.19
								6,412	5,341	0.45
Total Debt Investments - non-controlled/affiliated								$31,146	$30,119	2.57%
Total Debt Investments								$2,235,463	$2,184,065	186.00%

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Automobile Components
Continental Group Holdings, LP	(5) (15) (16)	Common Equity		07/16/2025	7,758	—	—	—%

Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (15) (16)	Common Equity		01/17/2025	50,000	48	72	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (15) (16)	Common Equity		12/20/2021	500,000	500	916	0.08
Surewerx Topco, LP	(5) (14) (15) (16)	Common Equity		12/28/2022	104	104	132	0.01
						652	1,120	0.10
Containers & Packaging
BP Purchaser, LLC	(5) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (15)	Preferred Equity	12.50% PIK	09/05/2024	31	381	362	0.03
FPG Parent, LLC	(5) (15) (16)	Common Equity		07/25/2025	8,121	—	—	—
Leaf Home, LLC	(5) (15)	Preferred Equity	14.00% PIK	09/05/2025	250	271	332	0.03
Leaf Home, LLC	(5) (15) (16)	Warrants		09/05/2025	1	—	—	—
LUV Car Wash	(5) (15) (16)	Common Equity		04/06/2022	1,260	1,260	716	0.06
						1,912	1,410	0.12
Electrical Equipment
Sparkstone Electrical Group	(5) (15) (16)	Common Equity		10/15/2024	1,500	150	69	0.01

Financial Services
Applitools, Inc.	(5) (14) (15) (16)	Common Equity		07/18/2025	2,182,564	1,248	760	0.06
GTCR ABC Holdings, LLC	(5) (15) (16)	Common Equity		04/14/2026	999,001	—	—	—
GTCR ABC Holdings, LLC	(5) (15)	Preferred Equity	8.00% PIK	04/14/2026	999	1,016	1,016	0.09
						2,264	1,776	0.15
Health Care Providers & Services
mPulse Mobile, Inc.	(5) (15) (16)	Common Equity		12/17/2021	105,978	780	538	0.05
SDB Holdco, LLC	(5) (15) (16)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (13) (15)	Preferred Equity	6.00% PIK	03/29/2024	4,415,744	3,290	—	—
						4,070	538	0.05
Insurance Services
Amerilife Holdings, LLC	(5) (15) (16)	Common Equity		09/01/2022	14,856	410	830	0.07
Frisbee Holdings, LP (Fetch)	(5) (15) (16)	Common Equity		10/31/2022	18,287	233	668	0.06
Integrity Marketing Acquisition, LLC	(5) (15)	Preferred Equity	10.50% PIK	12/21/2021	1,000,000	1,578	995	0.08
						2,221	2,493	0.21
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (15) (16)	Common Equity		09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (15)	Preferred Equity	8.00% PIK	09/09/2025	250	267	256	0.02
						267	256	0.02

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	6	0.00
Verdantas, LLC	(5) (15)	Preferred Equity		10.00% PIK	05/03/2024	394,416	488	553	0.05
							492	559	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity	S +	10.75% PIK	06/25/2022	1,119	2,406	2,084	0.18
Revalize, Inc.	(5) (15)	Preferred Equity	S +	10.00% PIK	12/14/2021	2,154	3,893	3,152	0.27
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	157	0.01
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S +	10.50% PIK	07/07/2022	2,123,800	3,516	3,631	0.31
							10,438	9,965	0.85
Total Equity Investments - non-controlled/non-affiliated							$23,920	$18,186	1.55%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(5) (15) (16) (18)	Common Equity			01/14/2026	1,554	—	—	—
48Forty TopCo, LLC	(5) (15) (18)	Preferred Equity			01/14/2026	1,554	6,299	6,118	0.52
							6,299	6,118	0.52
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(5) (15) (16) (18)	Common Equity			06/08/2026	2,804	1,540	1,540	0.13
							1,540	1,540	0.13
Health Care Providers & Services
DCA TopCo, LP	(5) (15) (16) (18)	Common Equity			06/02/2026	809,541	6,867	6,867	0.58
							6,867	6,867	0.58
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	689	—	—
KWOR Intermediate I, Inc.	(5) (13) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	2,126	—	—
							2,815	—	—
Total Equity Investments - non-controlled/affiliated							$17,521	$14,525	1.24%
Total Equity Investments							$41,441	$32,711	2.79%
Total Portfolio Investments							$2,276,904	$2,216,776	188.79%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.50%	$13,900	$13,900	1.18%
Cash and Cash Equivalents		33,012	33,012	2.81%
Total Cash and Cash Equivalents and Short-Term Investments		$46,912	$46,912	4.00%
Total Portfolio Investments, Cash and Cash Equivalents, and Short-Term Investments		$2,323,816	$2,263,688	192.79%

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was an “affiliated person” of four of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, the 1-month E at 2.20%, the 1-month S at 3.65%, the 3-month S at 3.73%, the 6-month S at 3.85%, the SA at 3.73% and the P at 6.75% .
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
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Company’s Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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
(13)
Investment was on non-accrual status as of June 30, 2026.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 7.78% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities was $32,711 or 2.79% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security.
(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$1,032	$(5)
365 Retail Market, LLC	Revolver	05/06/2033	1,514	(15)
AA&D Midco, Inc.	Revolver	11/29/2030	2,265	(23)
Accel International Holdings, Inc.	Revolver	04/26/2032	577	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	5,004	(38)
Accordion Partners, LLC	Revolver	11/17/2031	1,735	(13)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,851	(28)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,128	(5)
Answer Acquisition, LLC	Revolver	06/30/2028	972	(86)
Any Hour, LLC	Revolver	05/23/2030	139	(15)
Apex Service Partners, LLC	Revolver	10/24/2029	947	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,471	(49)
Apollo Acquisition, Inc.	Revolver	12/30/2030	796	(16)
Appfire Technologies, LLC	Revolver	03/09/2028	122	—
Applitools, Inc.	Revolver	05/25/2028	630	(110)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	4,469	(25)
Aprio Advisory Group, LLC	Revolver	08/01/2031	417	(2)
Apryse Software Corp.	Revolver	06/28/2032	127	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	291	(5)
Aptean, Inc.	Revolver	01/30/2031	1,289	(23)
Archduke Buyer, Inc.	Revolver	12/03/2032	547	(13)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(40)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	161	(2)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	96	—
Associations, Inc.	Revolver	07/03/2028	163	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,423	(5)
Atlas US Finco, Inc.	Revolver	12/09/2028	885	(11)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(72)
AWP Group Holdings, Inc.	Revolver	12/22/2032	887	(13)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,443	(93)
Banyan Software Holdings, LLC	Revolver	01/02/2031	266	(3)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(15)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,419	(26)
Blue River PetCare, LLC	Revolver	08/01/2029	621	(5)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	3,023	(17)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	1,200	(12)
Bullhorn, Inc.	Revolver	10/01/2029	102	(1)
Caerus US 1, Inc.	Revolver	05/25/2029	240	(4)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	188	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	112	(1)
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,864	(15)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CCI Buyer, Inc.	Revolver	05/13/2032	441	(3)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,605	(8)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	14	—
Cerity Partners, LLC	Revolver	07/28/2031	381	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	747	(13)
Chase Intermediate, LLC	Revolver	10/30/2028	129	(2)
Cliffwater, LLC	Revolver	04/22/2032	433	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	(3)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,489	(25)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	1,226	—
Consor Intermediate II, LLC	Revolver	05/12/2031	451	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,583	(16)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,100	(11)
Coupa Holdings, LLC	Revolver	02/27/2029	179	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	495	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	1,751	(12)
CSHC Buyerco, LLC	Revolver	04/29/2033	2,580	(25)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	(18)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,591	(32)
Cyber US Bidco, LLC	Revolver	12/30/2032	699	(14)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(33)
DA Blocker Corp.	Revolver	02/10/2032	474	(9)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	923	(17)
Diligent Corporation	Revolver	08/02/2030	1,424	(26)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	1,125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	275	(2)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/08/2026	160	(3)
Eclipse Buyer, Inc.	Revolver	09/08/2026	81	(1)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	440	(16)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	—
Emburse, Inc.	Revolver	05/28/2032	954	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	36	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	38	(1)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(21)
eShipping, LLC	Revolver	12/23/2032	1,075	(11)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	112	(2)
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(12)
Essential Services Holding Corporation	Revolver	06/17/2030	781	(47)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	309	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	127	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	3,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,489	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(5)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,000	(25)
Fetch, Inc.	Revolver	03/31/2033	3,000	(30)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	203	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	—
FLS Holding, Inc.	Revolver	12/15/2028	24	(3)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	1,604	(24)
FMG Suite Holdings, LLC	Revolver	09/09/2032	962	(14)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,481	(14)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	150	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	702	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	491	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	2,019	(58)
Fullsteam Operations, LLC	Revolver	08/08/2031	454	(13)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,184	(17)
Galway Borrower, LLC	Revolver	09/29/2028	294	(4)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(27)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(8)
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	393	(3)
GC Waves Holdings, Inc.	Revolver	10/04/2030	312	(3)
Goose Borrower, LP	Revolver	03/02/2033	2,194	(22)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	410	—
GPS Merger Sub, LLC	Revolver	10/02/2029	596	—
Granicus, Inc.	Revolver	01/17/2031	1,654	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	2,500	(12)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	1,250	(12)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	4,272	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,211	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	638	—
Hootsuite, Inc.	Revolver	05/22/2030	1,760	(26)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Hyland Software, Inc.	Revolver	09/19/2029	961	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
iCIMS, Inc.	Revolver	08/18/2028	110	(4)
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	859	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	—
Inhabitiq, Inc.	Revolver	01/12/2032	598	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	656	(5)
Inszone Mid, LLC	Revolver	11/30/2029	1,331	(10)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
IQN Holding Corp.	Revolver	05/02/2028	257	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Iris Buyer, LLC	Revolver	10/02/2029	429	(3)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,625	(3)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,214	(2)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	2,069	(31)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	2,069	(31)
Jeppesen Holdings, LLC	Revolver	11/01/2032	588	(6)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(6)
KENG Acquisition, Inc.	Revolver	08/01/2029	900	(14)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	391	(1)
Kodiak Buyer, LLC	Revolver	07/26/2032	343	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	430	(12)
LeadVenture, Inc.	Revolver	06/23/2032	396	(11)
LegitScript, LLC	Revolver	06/24/2028	1,198	(15)
LHS Borrower, LLC	Revolver	09/04/2031	217	(5)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	572	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	358	(3)
LogRhythm, Inc.	Revolver	07/02/2029	273	(36)
Magneto Components Buyco, LLC	Revolver	12/05/2029	3,930	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	275	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,000	(5)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	507	(9)
Majesco, Inc.	Revolver	01/07/2033	897	(7)
ManTech International CP	Revolver	09/14/2028	2,613	(13)
Merative, LP	Delayed Draw Term Loan	09/30/2027	1,129	—
Merative, LP	Revolver	09/30/2032	988	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	374	—
Mobile Communications America, Inc.	Revolver	10/16/2029	412	—
Model N, Inc.	Revolver	06/27/2031	1,475	(16)
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	865	(32)
mPulse Mobile, Inc.	Revolver	02/25/2033	1,298	(49)
MRI Software, LLC	Revolver	02/10/2028	1,054	(2)
Nasuni Corporation	Revolver	09/10/2030	1,724	(30)
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	499	(7)
NDT Global Holding, Inc.	Revolver	06/04/2032	446	(7)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(6)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	1,287	(23)
Oak Purchaser, Inc.	Revolver	05/31/2028	720	(13)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	1,735	(45)
OEConnection, LLC	Revolver	12/23/2032	457	(12)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	1,965	(30)
One, Inc. Software Corporation	Revolver	12/06/2032	786	(12)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	—
Onit, Inc.	Revolver	01/27/2032	764	—
Optimizely North America, Inc.	Revolver	10/30/2031	225	(8)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	1,717	(10)
Orbcomm, Inc.	Revolver	04/27/2032	2,609	(25)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,311	(20)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	3,104	(31)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
Project Potter Buyer, LLC	Revolver	04/23/2027	535	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	884	(2)
Railpros Parent, LLC	Revolver	05/24/2032	632	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,522	(32)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,466	(18)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	1,821	(9)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	1,355	(11)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	429	(6)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(10)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	3	—
Revalize, Inc.	Revolver	04/16/2029	816	(80)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,066	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,575	—
Riskonnect Parent, LLC	Revolver	12/07/2028	777	(4)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	4,993	(24)
Rivet Bidco Limited	Revolver	04/08/2032	749	(7)
RoadOne IntermodaLogistics	Revolver	12/29/2028	7	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	565	(6)
Routeware, Inc.	Revolver	09/18/2031	136	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(9)
Runway Bidco, LLC	Revolver	12/17/2031	181	(5)
Saturn Borrower, Inc.	Revolver	11/10/2028	389	(11)
Securonix, Inc.	Revolver	04/05/2029	2,521	(486)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,876	(245)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	953	(41)
Smarsh, Inc.	Revolver	02/16/2029	343	(15)
Sonny's Enterprises, LLC	Revolver	08/05/2027	477	(12)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	375	(29)
Spark Buyer, LLC	Revolver	10/15/2031	84	(7)
Specialty Pharma III, Inc.	Revolver	12/23/2032	837	(8)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	4,290	(31)
Stepping Stones Healthcare Services, LLC	Revolver	12/18/2032	1,612	(12)
Superman Holdings, LLC	Revolver	08/29/2031	967	(7)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	61	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	251	—
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	1,523	(9)
SV Newco 2, Inc.	Revolver	06/02/2031	3,355	(20)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	4,289	(39)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,865	(17)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	325	(1)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,602	(7)
Tank Holding Corp.	Revolver	03/31/2028	1,178	(50)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	658	(33)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	585	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	(16)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(10)
Transit Technologies, LLC	Revolver	08/20/2030	545	(15)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,561	(35)
Trintech, Inc.	Revolver	01/28/2033	1,171	(26)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	(1)
TS Imagine, Inc.	Delayed Draw Term Loan	06/14/2027	1,017	(8)
TS Imagine, Inc.	Revolver	06/12/2031	745	(11)
Two Six Labs, LLC	Revolver	08/20/2030	3,297	(32)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	148	(1)
UHY Advisors, Inc.	Revolver	11/21/2031	92	(1)
V Global Holdings, LLC	Revolver	01/02/2029	577	(48)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(25)
Vamos Bidco, Inc.	Revolver	01/30/2032	281	(6)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(7)
Vehlo Purchaser, LLC	Revolver	05/24/2028	3,016	(53)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	161	(2)
Verdantas, LLC	Revolver	05/06/2030	1,249	(31)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	(7)
Vertex Service Partners, LLC	Revolver	11/08/2030	101	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	9	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,972	(29)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	181	(3)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	368	—
Victors Purchaser, LLC	Revolver	12/23/2032	273	—
VRC Companies, LLC	Revolver	06/29/2027	293	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,060	(11)
WIPFLI Advisory, LLC	Revolver	10/01/2032	846	(8)
YI, LLC	Revolver	12/03/2029	1,373	—
Zarya Intermediate, LLC	Revolver	07/01/2027	1,604	(18)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/15/2029	2,565	(26)
Zenith Acquisitionco, LLC	Revolver	11/26/2032	1,009	(10)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$292,236	$(3,892)
First Lien Debt — non-controlled/affiliated
Abracon Group Holding, LLC	Revolver	06/10/2030	421	(20)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	233	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Alpine Acquisition Corp. II	Revolver	01/14/2031	932	—
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$4,959	$(20)
Total Unfunded Commitments			$297,195	$(3,912)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (e)	Gross Reductions (f)	Net Change in Unrealized Gains (Losses)		Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$13,510	$539	$(6,090)	$(2,618)		$—	$5,341	$481
Alpine Acquisition Corp. II (b)	—	11,743	(51)	(137)		—	11,555	277
Abracon Group Holding, LLC (c)	—	6,586	(121)	—	—	—	6,465	31
DCA Buyer, LLC (d)	—	21,283	—	—		—	21,283	116
Total	$13,510	$40,151	$(6,262)	$(2,755)		$—	$44,644	$905

(a)
Inclusive of positions titled KWOR Intermediate I, Inc.
(b)
Inclusive of positions titled 48Forty TopCo, LLC.
(c)
Inclusive of positions titled Abracon TopCo, LLC.
(d)
Inclusive of positions titled DCA TopCo, LP.
(e)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(f)
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

June 30, 2026

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

As of June 30, 2026, the Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. The Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV LLC (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.

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

Non-Accrual Investments

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

As of June 30, 2026 and December 31, 2025, the Company had certain investments in four and three portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2026 and December 31, 2025 was $32,128 and $58,469, respectively.

Deferred Financing Costs

The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such deferred financing costs are presented on the Consolidated Statements of Operations as interest and other financing expenses.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98.00% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026 the Company accrued $38 and $76, respectively, of U.S. federal excise taxes. For the three and six months ended June 30, 2025 the Company accrued $0 and $18, respectively, of U.S. federal excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members’ capital resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3)
RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On October 13, 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the investment advisory agreement with the Investment Adviser (the “Original Investment Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Original Investment Advisory Agreement had an initial term of two years and continued thereafter from year to year if approved annually by the Board of Directors. The most recent approval of the Investment Advisory Agreement was in August 2026.

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

For the three and six months ended June 30, 2026, base management fees were $475 and $1,550, net of waiver, respectively. For the three and six months ended June 30, 2025, base management fees were $1,056 and $2,112, respectively. As of June 30, 2026 and December 31, 2025, $475 and $1,056 was payable to the Investment Adviser relating to base management fees.

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

PIK interest and OID will increase our pre-incentive fee net investment income and make it easier to surpass the Hurdle Rate.

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

For the purpose of computing the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly. The Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

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

For the three and six months ended June 30, 2026, income-based incentive fees were $2,204 and $4,223, respectively. For the three and six months ended June 30, 2025, income-based incentive fees were $2,769 and $5,557, respectively.

For the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of June 30, 2026 and December 31, 2025, there were $2,204 and $2,792, respectively, of income-based incentive fees and no capital gains incentive fees payable to the Investment Adviser.

Administration Agreement

MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement will continue from year to year if approved annually by the Board, including a majority of the Independent Directors. The most recent approval of the Administration Agreement was in August 2026.

For the three and six months ended June 30, 2026 and June 30, 2025, no expenses were incurred under the Administration Agreement.

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

The composition of the Company's investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,218,057	$2,168,231	97.8%	$2,184,395	$2,141,391	97.9%
Second Lien Debt	10,619	10,775	0.5	17,092	17,401	0.8
Other Debt Investments	6,787	5,059	0.2	8,128	8,029	0.4
Equity	41,441	32,711	1.5	24,369	19,127	0.9
Total	$2,276,904	$2,216,776	100.0%	$2,233,984	$2,185,948	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	2.2%	1.5%
Air Freight & Logistics	0.1	0.5
Automobile Components	1.7	1.6
Automobiles	1.9	2.0
Banks	0.1	0.2
Beverages	0.1	0.1
Building Products	0.4	0.4
Capital Markets	0.4	—
Chemicals	1.5	1.5
Commercial Services & Supplies	9.6	9.4
Construction & Engineering	1.3	1.4
Consumer Staples Distribution & Retail	0.1	0.2
Containers & Packaging	1.0	1.0
Distributors	2.7	2.8
Diversified Consumer Services	5.5	5.8
Diversified Telecommunication Services	0.7	—
Electrical Equipment	0.2	0.2
Electronic Equipment, Instruments & Components	3.3	3.9
Financial Services	4.6	4.5
Ground Transportation	1.4	1.3
Health Care Equipment & Supplies	2.1	1.3
Health Care Providers & Services	8.9	9.2
Health Care Technology	0.9	0.9
Industrial Conglomerates	2.6	4.0
Insurance Services	11.2	10.2
Interactive Media & Services	0.5	0.5
IT Services	5.1	4.9
Life Sciences Tools & Services	0.7	0.6
Machinery	1.6	1.6
Multi-Utilities	0.2	0.7
Pharmaceuticals	0.9	1.0
Professional Services	3.9	4.9
Real Estate Management & Development	2.6	2.6
Software	19.0	18.3
Transportation Infrastructure	0.5	0.5
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$19,432	$19,447	0.9%	1.7%	$19,498	$19,794	0.9%	1.8%
Canada	50,816	50,907	2.3	4.3	63,459	63,688	2.9	5.7
United Kingdom	16,322	16,258	0.7	1.4	9,602	9,702	0.4	0.9
United States	2,190,334	2,130,164	96.1	181.4	2,141,425	2,092,764	95.8	186.2
Total	$2,276,904	$2,216,776	100.0%	188.8%	$2,233,984	$2,185,948	100.0%	194.6%

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

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,800	$2,162,431	$2,168,231	$—	$33,242	$2,108,149	$2,141,391
Second Lien Debt	—	3,329	7,446	10,775	—	4,066	13,335	17,401
Other Debt Investments	—	—	5,059	5,059	—	—	8,029	8,029
Equity	—	—	32,711	32,711	—	—	19,127	19,127
Total	$—	$9,129	$2,207,647	$2,216,776	$—	$37,308	$2,148,640	$2,185,948
Cash equivalents	$33,012	$—	$—	$33,012	$47,217	$—	$—	$47,217
Unaffiliated money market fund	$13,900	$—	$—	$13,900	$23,676	$—	$—	$23,676

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,083,653	$7,501	$5,610	$23,129	$2,119,893
Purchases of investments(1)	133,467	—	—	9,405	142,872
Proceeds from principal repayments and sales of investments(2)	(70,383)	—	—	(170)	(70,553)
Accretion of discount/amortization of premium	2,059	3	0	—	2,062
Payment-in-kind	2,314	111	207	1,302	3,934
Net change in unrealized appreciation (depreciation)	(1,483)	(169)	(758)	(958)	(3,368)
Net realized gains (losses)	(11,358)	—	—	3	(11,355)
Transfers into/out of Level 3(3)	24,163	—	—	—	24,163
Fair value, end of period	$2,162,432	$7,446	$5,059	$32,711	$2,207,647
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(1,469)	$(169)	$(758)	$(958)	$(3,354)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,108,149	$13,335	$8,029	$19,127	$2,148,640
Purchases of investments(1)	242,811	—	—	15,705	258,516
Proceeds from principal repayments and sales of investments(2)	(189,000)	(5,970)	(1,789)	(170)	(196,930)
Accretion of discount/amortization of premium	3,971	6	22	—	3,999
Payment-in-kind	4,022	267	424	1,534	6,247
Net change in unrealized appreciation (depreciation)	(4,292)	(192)	(1,627)	(3,488)	(9,599)
Net realized gains (losses)	(28,141)	—	—	3	(28,138)
Transfers into/out of Level 3(3)	24,912	—	—	—	24,912
Fair value, end of period	$2,162,432	$7,446	$5,059	$32,711	$2,207,647
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(3,171)	$(192)	$(1,606)	$(3,488)	$(8,457)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

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

	June 30, 2026
	Fair	Valuation	Significant Unobservable	Range(2)				Weighted
	Value	Technique(1)	Input	Low		High		Average(3)
Investments in first lien debt	$2,121,008	Yield Analysis	Discount Rate	7.40%		22.00%		10.09%
	41,423	Market Approach	EBITDA Multiple	6.25	x	12.00	x	9.34	x
Investments in second lien debt	4,093	Yield Analysis	Discount Rate					13.45%
	3,353	Market Approach	EBITDA Multiple	6.25	x	9.50	x	6.45	x
Investments in other securities:
Other debt	2,867	Yield Analysis	Discount Rate					18.45%
	2,192	Market Approach	EBITDA Multiple					6.25	x
Preferred equity	11,355	Yield Analysis	Discount Rate	6.25%		18.00%		12.94%
	7,145	Market Approach	EBITDA Multiple	9.98	x	15.86	x	12.83	x
Common equity	11,815	Market Approach	EBITDA Multiple	6.25	x	17.75	x	11.26	x
	2,396	Income Approach	Revenue Multiple	4.30	x	20.25	x	13.98	x
Total investments	$2,207,647

(1)
During the six months ended June 30, 2026, nine debt investments with a combined fair value of $57.0 million transitioned from yield analysis approach to a market approach using an EBITDA multiple. One equity investment with a fair value of $1.0 million transitioned from a yield analysis to a market approach using an EBITDA multiple.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Barclays Funding Facility	3	$449,055	$449,055	$452,199	$452,199
BNP Funding Facility	3	240,000	240,000	227,000	227,000
JPM Funding Facility	3	377,730	377,730	433,759	433,759
Total		$1,066,785	$1,066,785	$1,112,958	$1,112,958

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$600,000	$449,055	$150,945	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	240,000	260,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	377,730	122,270	500,000	433,759	66,241
Total	$1,600,000	$1,066,785	$533,215	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 0 and 6,555, respectively.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate (1)	5.65%	6.54%	5.65%	6.60%
Combined weighted average effective interest rate (2)	5.98%	6.88%	5.97%	6.94%
Combined weighted average debt outstanding	$1,083,569	$1,008,273	$1,095,445	$1,017,136

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements for each of the credit facilities.

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

The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$—	$—	$—	$68
Facility unused commitment fees	—	—	—	36
Amortization of deferred financing costs	—	—	—	66
Total	$—	$—	$—	$170
Weighted average interest rate	—%	—%	—%	6.36%
Weighted average effective interest rate	—%	—%	—%	6.30%
Weighted average outstanding balance	$—	$—	$—	$6,095

(1)
For the six months ended June 30, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

Barclays Funding Facility

On March 7, 2022, Financing SPV, a wholly owned subsidiary of the Company, entered into a credit and security agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Barclays Credit and Security Agreement”) with Financing SPV, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to Financing SPV in an aggregate principal amount up to $600,000 at any one time outstanding, with up to an additional $150,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).

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

For more information, see Note 11, “Subsequent Events” in the Notes to the Consolidated Financial Statements.

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$6,363	$7,372	$12,620	$14,780
Facility unused commitment fees	191	188	376	375
Amortization of deferred financing costs	322	295	640	586
Total	$6,876	$7,855	$13,636	$15,741
Weighted average interest rate	5.59%	6.46%	5.57%	6.52%
Weighted average effective interest rate	5.87%	6.72%	5.85%	6.77%
Weighted average outstanding balance	$450,474	$451,288	$450,879	$451,144

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

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,800	$3,219	$7,136	$6,753
Facility unused commitment fees	424	656	955	963
Amortization of deferred financing costs	267	246	526	490
Total	$4,491	$4,121	$8,617	$8,206
Weighted average interest rate	5.89%	6.57%	5.91%	6.58%
Weighted average effective interest rate	6.31%	7.08%	6.35%	7.05%
Weighted average outstanding balance	$255,011	$193,714	$240,077	$204,282

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

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,311	$6,085	$11,336	$12,140
Facility unused commitment fees	169	250	264	541
Amortization of deferred financing costs	309	307	614	610
Total	$5,789	$6,642	$12,214	$13,291
Weighted average interest rate	5.56%	6.63%	5.57%	6.71%
Weighted average effective interest rate	5.88%	6.96%	5.88%	7.05%
Weighted average outstanding balance	$378,084	$363,271	$404,489	$359,589

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $297,195 and $294,919, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of June 30, 2026 and December 31, 2025, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, of which $125,000 and $155,000, respectively, were uncalled.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2026	December 31, 2025
Net distributable earnings (accumulated losses), beginning of period	$(66,591)	$(24,853)
Net investment income (loss)	62,502	119,922
Net realized gain (loss)	(28,771)	(10,924)
Net unrealized appreciation (depreciation)	(11,233)	(30,102)
Distributions to unitholders	(61,798)	(120,588)
Tax reclassification of members' capital	—	(46)
Net distributable earnings (accumulated losses), end of period	$(105,891)	$(66,591)

The following table summarizes the total Common Units issued and proceeds from the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026:

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 and for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
May 05, 2026	June 30, 2026	July 06, 2026	0.47	31,299
Total Distributions			$0.94	$61,798
For the Six Months Ended June 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
Total Distributions			$1.05	$60,422

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

The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
April 06, 2026	1,701,653	30,342
Total	3,316,506	$59,795

The following table summarizes the units issued to unitholders who participated in the DRIP for the six months ended June 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
Total	3,357,683	$63,302

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase in Members' Capital from operations	$18,042	$21,209	$22,498	$41,701
Weighted average Common Units outstanding	66,499,132	58,344,941	64,896,931	57,507,068
Basic and diluted earnings (loss) per Common Unit	$0.27	$0.36	$0.35	$0.73

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.24	$18.94
Net investment income (loss)	0.96	1.04
Net unrealized and realized gain (loss)(2)	(0.63)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.33	0.72
Dividends declared	(0.94)	(1.05)
Total increase (decrease) in net assets	(0.61)	(0.33)
Net asset value, end of period	$17.63	$18.61
Units outstanding, end of period	66,592,630	58,380,644
Weighted average units outstanding	64,896,931	57,507,068
Total return based on net asset value(3)	1.85%	3.86%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,174,202	$1,086,546
Ratio of total expenses to average Members’ Capital(4)	7.08%	8.40%
Ratio of net investment income to average Members’ Capital(4)	11.09%	11.54%
Ratio of total contributed capital to total committed capital, end of period	87.50%	84.50%
Asset coverage ratio(5)	210.00%	207.00%
Portfolio turnover rate	8.34%	5.81%

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

On August 4, 2026, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2026 through September 30, 2026, payable on or about October 5, 2026 to unitholders of record as of September 30, 2026.

On July 16, 2026, Financing SPV, the Company and Barclays, among others, entered into an amendment and restatement (the “Fifth Amended Credit and Security Agreement”) of the Barclays Funding Facility, initially dated as of July 2, 2025, with Financing SPV, as the borrower, the Lenders Party thereto (the “Lenders”), Barclays, as the administrative agent for the Lenders, the Company, as the servicer, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary. Pursuant to the Fifth Amended Credit and Security Agreement (among other changes), the facility amount was increased from $600,000 to $800,000. The other material terms of the Barclays Funding Facility remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to T Series BDC LLC (formerly known as T Series Middle Market Loan Fund LLC) and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflicts and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions on investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

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
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of
	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,218,057	$2,168,231	97.8%	$2,184,395	$2,141,391	97.9%
Second Lien Debt	10,619	10,775	0.5	17,092	17,401	0.8
Other Debt Investments	6,787	5,059	0.2	8,128	8,029	0.4
Equity	41,441	32,711	1.5	24,369	19,127	0.9
Total	$2,276,904	$2,216,776	100.0%	$2,233,984	$2,185,948	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	209	202
Number of industries	36	34
Number of new investment commitments in portfolio companies	12	40
Number of investments commitments exited or fully repaid	5	10
Percentage of debt investments bearing a floating rate, at fair value	99.7%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.2%	9.1%
Weighted average yield on debt and income producing investments, at fair value(3)	9.4%	9.3%
Weighted average yield on total portfolio, at cost(4)	9.0%	9.0%
Weighted average yield on total portfolio, at fair value(4)	9.3%	9.2%
Weighted average 12-month EBITDA	$167.4	$171.7
Median 12-month EBITDA	91.8	93.0
Weighted average net leverage through tranche(5)	5.9	6.1x
Weighted average interest coverage(6)	1.8x	1.7x
Weighted average loan to value(7)	39.6%	41.2%
Percentage of debt investments with one or more financial covenants	50.2%	47.9%
Percentage of our debt investments that are sponsor backed	97.9%	98.4%
Percentage of loans and other debt in support of LBOs and acquisitions	59.4%	65.2%
Percentage of our debt portfolio subject to business cycle volatility	7.0%	5.3%
Average position size of our investment, at fair value (in millions)	$10.6	$10.8

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross principal balance(1)	$138,887	$70,041
Net new investments committed	$138,887	$70,041
Investments, at cost
Investments, beginning of period	$2,210,744	$2,059,145
New investments purchased	134,687	77,311
Net accretion of discount on investments	2,113	1,867
Payment-in-kind	3,934	2,664
Net realized gain (loss) on investments	(11,303)	38
Investments sold or repaid	(63,271)	(50,266)
Investments, end of period	$2,276,904	$2,090,759
Principal amount of investments funded
First lien debt investments	$135,080	$77,974
Equity (2)	999	—
Total	$136,079	$77,974
Amount of investments sold/fully repaid, at principal
First lien debt	$1,245	$87,503
Other debt investments	—	1,318
Total	$1,245	$88,821

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$972	0.0%
Risk rating 2	2,109,547	95.2	2,080,283	95.2
Risk rating 3	87,493	3.9	71,335	3.3
Risk rating 4	19,736	0.9	33,358	1.5
Total	$2,216,776	100.0%	$2,185,948	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,244,776	98.6%	$2,175,515	97.4%
Non-accrual (1)	32,128	1.4	58,469	2.6
Total	$2,276,904	100.0%	$2,233,984	100.0%

(1) As of June 30, 2026 and December 31, 2025, we had certain investments in four and three portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$53,947	$53,984	$105,888	$108,175
Less: Net expenses	21,270	24,171	43,310	48,337
Net investment income before taxes	32,677	29,813	62,578	59,838
Less: Excise tax expense	38	—	76	18
Net investment income after taxes	32,639	29,813	62,502	59,820
Net realized gain (loss)	(11,991)	39	(28,771)	(3,620)
Net change in unrealized appreciation (depreciation)	(2,606)	(8,643)	(11,233)	(14,499)
Net increase (decrease) in Members' Capital resulting from operations	$18,042	$21,209	$22,498	$41,701

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$49,423	$50,573	$98,202	$99,609
Payment-in-kind	2,490	2,400	4,500	6,283
Dividend income	1,248	407	1,790	796
Other income	786	604	1,396	1,487
Total Investment Income	$53,947	$53,984	$105,888	$108,175

In the table above, total investment income remained relatively unchanged for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

Additionally, for the three and six months ended June 30, 2026 we recorded $774 and $1,311, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $364 and $739 for the three and six months ended June 30, 2025, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$17,156	$18,617	$34,467	$37,407
Management fees	1,094	1,056	2,169	2,112
Income-based incentive fees	2,204	2,769	4,223	5,557
Professional fees	886	942	2,100	1,605
Directors' fees	52	51	107	102
General and other expenses	497	736	863	1,554
Total expenses	21,889	24,171	43,929	48,337
Management fees waiver	(619)	—	(619)	—
Net expenses	$21,270	$24,171	$43,310	$48,337
Excise tax expense	$38	$—	$76	$18

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $18,617 and $37,407 for the three and six months ended June 30, 2025, respectively, to $17,156 and $34,467 for the three and six months ended June 30, 2026, respectively. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees.

Management Fees

Management fees were $475 and $1,550, net of waiver, for the three and six months ended June 30, 2026, respectively. Management fees were $1,056 and $2,112 for the three and six months ended June 30, 2025, respectively.

Incentive Fees

The income-based incentive fees were $2,204 and $4,223 for the three and six months ended June 30, 2026, respectively. The income-based incentive fees were $2,769 and $5,557 for the three and six months ended June 30, 2025, respectively.

The decrease was due to the change in fee terms for the income-based incentive fees, pursuant to the Amended and Restated Investment Advisory Agreement (as defined in Note 3. “Related Party Transactions”). See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” for additional information.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(11,303)	$35	$(28,086)	$(3,625)
Foreign currency and other transactions	(688)	4	(685)	5
Net realized gain (loss)	(11,991)	39	(28,771)	(3,620)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,694)	(8,719)	(8,396)	(14,722)
Non-controlled/affiliated investments	(861)	(6)	(2,755)	112
Translation of assets and liabilities in foreign currencies	(51)	82	(82)	111
Net change in unrealized appreciation (depreciation)	(2,606)	(8,643)	(11,233)	(14,499)
Net realized and unrealized gains (losses)	$(14,597)	$(8,604)	$(40,004)	$(18,119)

For the six months ended June 30, 2026, net realized loss on our investments was $28,771, which was primarily due to the restructuring of certain portfolio companies. For the six months ended June 30, 2025, net realized loss on our investments was $3,620, which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of one of our portfolio companies.

For the six months ended June 30, 2026, net change in unrealized depreciation on our investments of $11,233, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the six months ended June 30, 2025, net change in unrealized depreciation on our investments of $14,499, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary use of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of June 30, 2026, we had three revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of June 30, 2026, we had approximately $46.9 million of cash and cash equivalents, and short-term investments (including investments in money market funds), which taken together with our approximately $533.2 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $125.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $297.2 million.

Unregistered Sales of Equity Securities

As of June 30, 2026, we had received aggregate capital commitments of $1,000 million.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026.

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 and June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
May 05, 2026	June 30, 2026	July 06, 2026	0.47	31,299
Total Distributions			$0.94	$61,798
For the Six Months Ended June 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
Total Distributions			$1.05	$60,422

We have adopted an “opt out” distribution reinvestment plan. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the six months ended June 30, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
April 06, 2026	1,701,653	30,342
Total	3,316,506	$59,795

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the six months ended June 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
Total	3,357,683	$63,302

Debt

Our outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$600,000	$449,055	$150,945	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	240,000	260,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	377,730	122,270	500,000	433,759	66,241
Total	$1,600,000	$1,066,785	$533,215	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, we had borrowings denominated in Euros (EUR) of 0 and 6,555.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On August 4, 2026, our Board declared a distribution equal to an amount up to our taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2026 through September 30, 2026, payable on or about October 5, 2026 to unitholders of record as of September 30, 2026.

On July 16, 2026, T Series Financing SPV LLC (“Financing SPV”), a wholly owned subsidiary of ours, we and Barclays Bank PLC (“Barclays”), among others, entered into an amendment and restatement (the “Fifth Amended Credit and Security Agreement”) of that certain Fourth Amended and Restated Credit and Security Agreement, initially dated as of July 2, 2025, with Financing SPV, as the borrower, the Lenders Party thereto (the “Lenders”), Barclays, as the administrative agent for the Lenders, us, as the servicer, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary (as amended, the “Barclays Funding Facility”). Pursuant to the Fifth Amended Credit and Security Agreement (among other changes), the facility amount was increased from $600,000 to $800,000. The other material terms of the Barclays Funding Facility remain unchanged.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Company’s Board of Directors, based on the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

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

As of June 30, 2026, approximately 99.7 % of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$66,648	$(32,760)	$33,888
Up 200 basis points	$44,432	$(21,840)	$22,592
Up 100 basis points	$22,216	$(10,920)	$11,296
Up 25 basis points	$5,554	$(2,730)	$2,824
Down 25 basis points	$(5,554)	$2,730	$(2,824)
Down 100 basis points	$(22,216)	$10,920	$(11,296)
Down 200 basis points	$(44,427)	$21,840	$(22,587)
Down 300 basis points	$(64,277)	$32,760	$(31,517)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended the “Exchange Act”). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no issuances of our Common Units during the three months ended June 30, 2026, as part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1

Certificate of Amendment of Certificate of Formation, dated as of May 6, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on May 12, 2026 (File No. 814-01453)).

3.2

First Amendment to Second Amended and Restated Limited Liability Company Agreement (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q filed on May 12, 2026 (File No. 814-01453)).

10.1

Fifth Amended and Restated Credit and Security Agreement, dated as of July 16, 2026, among T Series Financing SPV LLC, the Lenders Party thereto, State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent and Securities Intermediary, Barclays Bank PLC, as Administrative Agent, and T Series BDC LLC, as Servicer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2026 (File No. 814-01453)).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 11, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)