Form 10-Q
period 2026-09-30
T Series BDC LLC
filed 2026-11-10
CIK 1885968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of the registrant’s limited liability company common units outstanding at November 10, 2026 was 70,288,288.

T Series BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements

T Series BDC LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,315,857 and $2,219,206)	$2,236,846	$2,172,438
Non-controlled/affiliated investments, at fair value (amortized cost of $9,349 and $14,778)	5,269	13,510
Total investments, at fair value (cost of $2,325,206 and $2,233,984)	2,242,115	2,185,948
Cash and cash equivalents	45,385	47,217
Investments in unaffiliated money market fund (cost of $11,180 and $23,676)	11,180	23,676
Deferred financing costs	11,377	13,254
Interest and dividend receivable from non-controlled/non-affiliated investments	11,091	13,237
Interest and dividend receivable from non-controlled/affiliated investments	59	254
Receivable for investments sold/repaid	46	200
Other assets	118	140
Total assets	$2,321,371	$2,283,926
Liabilities
Debt	$1,090,424	$1,112,958
Distribution payable	33,496	29,579
Management fees payable	475	1,056
Income-based incentive fees payable	2,119	2,792
Interest and other financing costs payable	11,706	12,216
Accrued expenses and other liabilities	2,034	1,618
Total liabilities	$1,140,254	$1,160,219
Commitments and contingencies (Note 7)
Members' capital
Common units (68,360,101 and 61,623,231 common units issued and outstanding)	$68	$62
Paid-in capital in excess of par value	1,311,184	1,190,236
Distributable earnings (loss)	(130,135)	(66,591)
Total members' capital	$1,181,117	$1,123,707
Total liabilities and members' capital	$2,321,371	$2,283,926
Net asset value per unit	$17.28	$18.24

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$50,906	$50,277	$149,006	$149,712
Payment-in-kind income	1,765	1,800	5,976	7,805
Dividend income	464	404	2,178	1,200
Other income	576	579	1,959	2,057
From non-controlled/affiliated investments:
Interest income	79	112	181	286
Payment-in-kind income	101	212	390	490
Dividend income	—	—	76	—
Other income	7	7	20	16
Total investment income	53,898	53,391	159,786	161,566

Expenses:
Interest and other financing expenses	17,515	18,148	51,981	55,555
Management fees	1,094	1,056	3,263	3,168
Income-based incentive fees	2,119	2,791	6,342	8,348
Professional fees	763	755	2,863	2,360
Directors' fees	53	51	160	153
General and other expenses	259	514	1,122	2,068
Total expenses	21,803	23,315	65,731	71,652
Management fees waiver	(619)	—	(1,237)	—
Net expenses	21,184	23,315	64,494	71,652
Net investment income before taxes	32,714	30,076	95,292	89,914
Excise tax expense	38	28	114	46
Net investment income after taxes	32,676	30,048	95,178	89,868

Net realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	(486)	(7,320)	(28,572)	(10,945)
Foreign currency and other transactions	(15)	8	(700)	13
Net realized gain (loss)	(501)	(7,312)	(29,272)	(10,932)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(22,730)	863	(31,263)	(13,859)
Non-controlled/affiliated investments	(195)	(626)	(2,813)	(514)
Translation of assets and liabilities in foreign currencies	2	(20)	(80)	91
Net change in unrealized appreciation (depreciation)	(22,923)	217	(34,156)	(14,282)
Net realized and unrealized gain (loss)	(23,424)	(7,095)	(63,428)	(25,214)
Net increase (decrease) in members' capital resulting from operations	$9,252	$22,953	$31,750	$64,654

Earnings (loss) per unit (basic and diluted)	$0.14	$0.38	$0.48	$1.11
Weighted average units outstanding (basic and diluted)	68,264,042	59,939,800	66,031,635	58,326,890

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members' Capital at beginning of period:	$1,174,202	$1,086,546	$1,123,707	$1,041,965
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	32,676	30,048	95,178	89,868
Net realized gain (loss)	(501)	(7,312)	(29,272)	(10,932)
Net change in unrealized appreciation (depreciation)	(22,923)	217	(34,156)	(14,282)
Net increase (decrease) in members’ capital resulting from operations	9,252	22,953	31,750	64,654
Distributions to unitholders from:
Distributable earnings	(33,496)	(30,587)	(95,294)	(91,009)
Total distributions to unitholders	(33,496)	(30,587)	(95,294)	(91,009)
Capital transactions:
Issuance of common units	—	—	30,000	—
Reinvestment of distributions	31,159	29,661	90,954	92,963
Net increase (decrease) in Members' Capital resulting from capital transactions	31,159	29,661	120,954	92,963
Total increase (decrease) in Members' Capital	6,915	22,027	57,410	66,608
Members' Capital at end of period	$1,181,117	$1,108,573	$1,181,117	$1,108,573
Distributions per unit	$0.49	$0.51	$1.43	$1.56

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$31,750	$64,654
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	34,076	14,373
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	80	(91)
Net realized (gain) loss on investments	28,572	10,945
Net realized (gain) loss on foreign currency transactions	700	(13)
(Increase) decrease in investments in unaffiliated money market fund	12,496	(3,153)
Net accretion of discount and amortization of premium on investments	(5,773)	(5,809)
Payment-in-kind interest and dividend capitalized	(8,699)	(8,335)
Amortization of deferred financing costs	2,711	2,612
Purchases of investments and change in payable for investments purchased	(335,656)	(258,864)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	229,773	220,005
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	2,146	2,718
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	195	(132)
(Increase) decrease in other assets	22	(3,180)
(Decrease) increase in payable to affiliates	—	(125)
(Decrease) increase in management fees payable	(581)	31
(Decrease) increase in incentive fees payable	(673)	(98)
(Decrease) increase in interest and other financing costs payable	(510)	(586)
(Decrease) increase in accrued expenses and other liabilities	415	(612)
Net cash provided by (used in) operating activities	(8,956)	34,340
Cash flows from financing activities:
Borrowings on debt	162,677	88,000
Repayments on debt	(184,233)	(120,000)
Proceeds from issuance of Common Units	30,000	—
Deferred financing costs paid	(834)	(1,882)
Tax withholding paid	(421)	(473)
Net cash provided by (used in) financing activities	7,189	(34,355)
Net increase (decrease) in cash and cash equivalents	(1,767)	(15)
Effect of foreign exchange rate changes on cash	(65)	118
Cash and cash equivalents, at beginning of period	47,217	40,638
Cash and cash equivalents, at end of period	$45,385	$40,741
Supplemental information and non-cash activities:
Excise tax paid	$150	$178
Accrued but unpaid dividends	$33,496	$30,587
Interest and financing costs paid	$49,779	$53,529
Dividend reinvestments	$90,954	$92,963
Non-cash purchases of investments	$(37,765)	$(18,709)
Non-cash sales of investments	$37,765	$18,709

The accompanying notes are an integral part of these unaudited consolidated financial statements

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (10)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	4,924	$4,880	$4,924	0.42
AA&D Midco, Inc.	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	91	72	91	0.01
Jonathan Acquisition Company	(5) (6)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	5,668	5,595	5,611	0.48
Jonathan Acquisition Company	(5) (6) (18)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	—	(9)	(9)	(0.00)
Jonathan Acquisition Company	(5) (18)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(5)	(3)	(0.00)
ManTech International CP	(5) (7) (11)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	17,832	17,665	17,743	1.50
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	253	249	252	0.02
ManTech International CP	(5) (18)	First Lien Debt	S +	4.50%	8.32%	09/14/2028	—	(17)	(13)	(0.00)
Two Six Labs, LLC	(5) (7) (10) (12)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	16,620	16,524	16,553	1.40
Two Six Labs, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(30)	(13)	(0.00)
Zenith Acquisitionco, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	5,366	5,341	5,312	0.45
Zenith Acquisitionco, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	124	118	97	0.01
Zenith Acquisitionco, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	—	(4)	(10)	(0.00)
								50,379	50,535	4.28
Air Freight & Logistics
R1 Holdings, LLC	(5) (11)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	327	323	301	0.03
R1 Holdings, LLC	(5)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	30	30	28	0.00
R1 Holdings, LLC	(5) (18)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	49	48	44	0.00
								401	373	0.03
Automobile Components
Continental Acquisition Holdings, Inc.	(5) (10) (13) (14)	First Lien Debt	S +	7.00% PIK		07/20/2028	6,473	6,443	2,440	0.21
OEConnection, LLC	(5) (7) (10)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	2,958	2,944	2,898	0.25

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
OEConnection, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(4)	(35)	(0.00)
OEConnection, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(2)	(9)	(0.00)
Randy's Holdings, Inc.	(5) (6) (11)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	12,547	12,353	12,421	1.05
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	4,030	3,949	3,965	0.34
Randy's Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	537	515	520	0.04
Sonny's Enterprises, LLC	(5) (6) (11)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	11,087	10,975	10,825	0.92
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	2,646	2,623	2,583	0.22
Sonny's Enterprises, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.41%	08/05/2027	2,282	2,270	2,225	0.19
								42,066	37,833	3.20
Automobiles
COP Collisionright Parent, LLC	(5) (6) (11)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	6,688	6,607	6,621	0.56
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	4,229	4,173	4,174	0.35
COP Collisionright Parent, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	(12)	(11)	(0.00)
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	16,566	16,441	16,566	1.40
Drivecentric Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(5)	—	—
Drivecentric Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(14)	—	—
LeadVenture, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	4,345	4,289	4,164	0.35
LeadVenture, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	403	395	368	0.03
LeadVenture, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	97	92	80	0.01
Vehlo Purchaser, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	9,615	9,565	9,471	0.80
Vehlo Purchaser, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	1,304	1,296	1,285	0.11
Vehlo Purchaser, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(15)	(45)	(0.00)
								42,812	42,673	3.61
Banks

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Computer Services, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	3,227	3,212	3,178	0.27
Computer Services, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(3)	(22)	(0.00)
								3,209	3,156	0.27
Beverages
Vamos Bidco, Inc.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	2,666	2,644	2,619	0.22
Vamos Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	337	331	317	0.03
Vamos Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	202	200	197	0.02
								3,175	3,133	0.27
Capital Markets
TS Imagine, Inc.	(5) (7) (10)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	8,136	8,019	8,014	0.68
TS Imagine, Inc.	(5) (7) (18)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(7)	(15)	(0.00)
TS Imagine, Inc.	(5) (7) (18)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(12)	(13)	(0.00)
								8,000	7,986	0.68
Chemicals
Tank Holding Corp.	(5) (7) (11)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	26,176	26,001	25,342	2.15
Tank Holding Corp.	(5) (7)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	1,003	991	976	0.08
Tank Holding Corp.	(5) (7) (18)	First Lien Debt	P +	4.75%	11.75%	03/31/2028	133	127	90	0.01
V Global Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	7,759	7,709	7,165	0.61
V Global Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	585	581	502	0.04
								35,409	34,075	2.88
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.41%	11/26/2032	9,015	8,953	8,897	0.75
Astra Service Partners, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.65%	11/26/2032	1,535	1,520	1,520	0.13
Astra Service Partners, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.41%	11/26/2032	2,965	2,945	2,927	0.25
Astra Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	11/26/2032	—	(5)	(5)	(0.00)
Atlas US Finco, Inc.	(5) (6) (11) (15)	First Lien Debt	S +	4.50%	8.23%	12/09/2029	19,645	19,407	19,428	1.64

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Atlas US Finco, Inc.	(5) (6) (15) (18)	First Lien Debt	S +	4.50%	8.23%	12/09/2028	—	(7)	(10)	(0.00)
AWP Group Holdings, Inc.	(5) (6) (10)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	8,858	8,734	8,724	0.74
AWP Group Holdings, Inc.	(5) (18)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	357	340	339	0.03
BPG Holdings IV Corp.	(5) (10) (14)	First Lien Debt	S +	7.85% PIK		07/29/2029	8,857	8,538	3,535	0.30
Consor Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	3,781	3,759	3,781	0.32
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	—	(7)	—	—
Consor Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	150	146	150	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	3,468	3,441	3,468	0.29
CRCI Longhorn Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	720	714	720	0.06
CRCI Longhorn Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(4)	—	—
Energy Labs Holdings Corp.	(5) (6) (11)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	390	388	382	0.03
Energy Labs Holdings Corp.	(5) (6)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	115	113	112	0.01
Energy Labs Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	61	61	60	0.01
Firebird Acquisition Corp, Inc.	(5) (7) (10)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	875	872	875	0.07
Firebird Acquisition Corp, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	338	337	338	0.03
Firebird Acquisition Corp, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(1)	—	—
FLS Holding, Inc.	(5) (6) (12) (15)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	20,499	20,346	16,508	1.40
FLS Holding, Inc.	(5) (6) (11) (15)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	4,806	4,771	3,871	0.33
FLS Holding, Inc.	(5) (6) (15) (18)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	1,962	1,950	1,576	0.13
Hercules Borrower, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	12/15/2028	4,922	4,900	4,885	0.41
HSI Halo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	14,386	14,279	14,386	1.22
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	1,291	1,283	1,291	0.11
HSI Halo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	8.82%	06/28/2030	—	(11)	—	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(5) (10) (15)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	10,571	10,445	10,468	0.89
Iris Buyer, LLC	(5) (15) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	275	259	262	0.02
Iris Buyer, LLC	(5) (15) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	—	(11)	(9)	(0.00)
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	17,258	17,126	17,258	1.46
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	968	961	968	0.08
Procure Acquireco, Inc. (Procure Analytics)	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	—	(8)	—	—
Railpros Parent, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	4,064	4,030	4,054	0.34
Railpros Parent, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	377	370	374	0.03
Railpros Parent, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	—	(5)	(2)	(0.00)
Routeware, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	1,591	1,579	1,575	0.13
Routeware, Inc.	(5) (18)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	211	207	204	0.02
Routeware, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(1)	(2)	(0.00)
Sherlock Buyer Corp.	(5) (6) (12)	First Lien Debt	S +	5.75%	9.82%	12/06/2030	23,804	23,590	21,211	1.80
Sherlock Buyer Corp.	(5) (6) (18)	First Lien Debt	S +	5.75%	9.82%	12/07/2029	—	(17)	(313)	(0.03)
Surewerx Purchaser III, Inc.	(5) (7) (10) (15)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	1,243	1,223	1,243	0.11
Surewerx Purchaser III, Inc.	(5) (7) (15)	First Lien Debt	C +	5.25%	7.54%	12/28/2029	C$314	227	221	0.02
Surewerx Purchaser III, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	—	(1)	—	—
Surewerx Purchaser III, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.25%	9.41%	12/28/2028	—	(3)	—	—
Sweep Midco, LLC	(5) (12) (17)	Second Lien Debt				03/12/2034	580	290	62	0.01
Sweep Midco, LLC	(5) (12) (17)	Second Lien Debt				03/12/2036	1,686	—	—	—
Sweep Purchaser, LLC	(5) (6) (12)	First Lien Debt	S +	5.75% PIK	9.71%	06/30/2028	2,493	2,493	2,482	0.21
Sweep Purchaser, LLC	(5) (6) (12)	First Lien Debt	S +	5.75%	9.71%	06/30/2028	1,076	1,076	1,071	0.09
Tamarack Intermediate, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	16,869	16,734	16,827	1.42

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	1,829	1,806	1,824	0.15
Tamarack Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	—	(18)	(6)	(0.00)
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	4,158	4,126	3,974	0.34
Transit Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	316	310	263	0.02
Transit Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(4)	(20)	(0.00)
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	2,562	2,542	2,548	0.22
Vensure Employer Services, Inc.	(5) (8) (18)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	—	(1)	(1)	(0.00)
VRC Companies, LLC	(5) (6) (10)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	33,392	33,307	33,312	2.82
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	981	978	979	0.08
VRC Companies, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	—	—	(1)	(0.00)
								231,372	218,584	18.51
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (12)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	8,500	8,390	8,093	0.69
Arcoro Holdings Corp.	(5) (6) (18)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	—	(15)	(62)	(0.01)
KPSKY Acquisition, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.42%	10/19/2028	7,822	7,759	7,263	0.61
LJ Avalon Holdings, LLC	(5) (6) (11) (12)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	1,837	1,826	1,819	0.15
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	3,118	3,091	3,086	0.26
LJ Avalon Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(2)	(4)	(0.00)
Superman Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	6,566	6,541	6,516	0.55
Superman Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	2,152	2,137	2,135	0.18
Superman Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(3)	(7)	(0.00)
								29,724	28,839	2.44
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.82%	02/03/2031	3,133	3,111	2,931	0.25

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(5)	First Lien Debt	S +	5.50%	9.32%	02/03/2031	260	258	243	0.02
								3,369	3,174	0.27
Containers & Packaging
BP Purchaser, LLC	(5) (7) (12)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.71%	12/11/2028	28,093	27,889	22,319	1.89
Distributors
ABB Concise Optical Group, LLC	(5) (7) (12)	First Lien Debt	S +	7.50%	11.72%	02/23/2028	17,008	16,883	16,710	1.41
Alpine Acquisition Corp. II	(5) (6)	First Lien Debt	S +	5.00%	8.69%	01/14/2031	2,328	2,328	2,328	0.20
Alpine Acquisition Corp. II	(5) (6)	First Lien Debt	S +	5.25%	8.94%	01/14/2031	3,107	3,107	3,107	0.26
Alpine Acquisition Corp. II	(5) (6) (18)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(40)	—	—
Alpine Acquisition Corp. II	(5) (6) (18)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(2)	—	—
PT Intermediate Holdings III, LLC	(5) (7) (10) (11) (12)	First Lien Debt	S +	4.75%	8.82%	04/09/2030	32,360	32,144	32,360	2.74
								54,420	54,505	4.61
Diversified Consumer Services
Any Hour, LLC	(5) (8) (12)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	10,750	10,645	7,194	0.61
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	304	302	204	0.02
Any Hour, LLC	(5) (14)	Unsecured Debt		13.00% PIK		05/23/2031	3,481	3,439	—	—
Any Hour, LLC	(5) (8) (18)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	1,454	1,439	927	0.08
Apex Service Partners, LLC	(5) (6) (11)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	21,822	21,553	21,822	1.85
Apex Service Partners, LLC	(5) (6) (11) (12)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	5,194	5,117	5,194	0.44
Apex Service Partners, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	9.07%	10/24/2029	—	(17)	—	—
DA Blocker Corp.	(5) (7) (11) (15)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	5,290	5,247	5,198	0.44
DA Blocker Corp.	(5) (7) (15) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(6)	(29)	(0.00)
DA Blocker Corp.	(5) (7) (15) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(4)	(10)	(0.00)
Eclipse Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	943	936	928	0.08
Eclipse Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(1)	(1)	(0.00)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(5) (12)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	11,479	11,396	10,726	0.91
Essential Services Holding Corporation	(5) (18)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	613	605	522	0.04
EVDR Purchaser, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	4,035	4,008	3,919	0.33
EVDR Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	117	115	112	0.01
Express Wash Acquisition Company, LLC	(5) (6) (10) (11)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	3,921	3,850	3,725	0.32
Express Wash Acquisition Company, LLC	(5) (6) (18)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	—	(4)	(12)	(0.00)
FPG Intermediate Holdco, LLC	(5) (14)	First Lien Debt	S +	5.00% PIK		07/02/2029	3,386	3,340	429	0.04
FPG Intermediate Holdco, LLC	(5) (18)	First Lien Debt	S +	5.00% PIK		07/02/2029	1,259	1,259	1,259	0.11
GarageCo Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	1,202	1,191	1,187	0.10
GarageCo Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(7)	(22)	(0.00)
GarageCo Intermediate II, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	71	66	64	0.01
Heartland Home Services, Inc.	(5) (7) (11)	First Lien Debt	S +	5.75%	9.75%	12/15/2026	20,803	20,792	20,196	1.71
Kodiak Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	1,227	1,217	1,222	0.10
Kodiak Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	103	101	101	0.01
Kodiak Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(3)	(2)	(0.00)
LHS Borrower, LLC (Leaf Home)	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	3,792	3,743	3,631	0.31
LHS Borrower, LLC (Leaf Home)	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	76	73	64	0.01
Lightspeed Solution, LLC	(5) (7) (10)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	18,561	18,460	18,263	1.55
Lightspeed Solution, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	1,101	1,095	1,084	0.09
Project Accelerate Parent, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	1,283	1,274	1,283	0.11
Project Accelerate Parent, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	—	(1)	—	—
Vertex Service Partners, LLC	(5) (7) (11)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	1,696	1,669	1,558	0.13
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	3,319	3,266	3,026	0.26

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(5) (7) (18)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	394	387	358	0.03
								126,542	114,120	9.66
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	15,217	15,074	15,065	1.28
Orbcomm, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	728	715	707	0.06
Orbcomm, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	174	150	148	0.01
Spectrotel MidCo II, LLC	(5)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	13,979	13,805	13,805	1.17
Spectrotel MidCo II, LLC	(5) (18)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(11)	(11)	(0.00)
Spectrotel MidCo II, LLC	(5) (18)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(34)	(34)	(0.00)
								29,699	29,680	2.51
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (11)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	4,189	4,172	4,189	0.35
Accel International Holdings, Inc.	(5) (8) (18)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(3)	—	—
Spark Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	921	910	834	0.07
Spark Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	111	109	93	0.01
								5,188	5,116	0.43
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(5) (9)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	4,926	4,926	4,926	0.42
Abracon Borrower, LLC	(5) (9) (18)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	21	2	21	0.00
Infinite Bidco, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	9.98%	03/02/2028	2,441	2,417	2,441	0.21
Infinite Bidco, LLC	(8) (11)	Second Lien Debt	S +	7.00%	11.08%	03/02/2029	3,395	3,137	3,357	0.28
Magneto Components Buyco, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.75%	9.65%	12/05/2030	23,793	23,509	23,793	2.01
Magneto Components Buyco, LLC	(5) (7) (18)	First Lien Debt	S +	5.75%	9.65%	12/05/2029	—	(26)	—	—
NDT Global Holding, Inc.	(5) (8) (11) (15)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	1,985	1,968	1,970	0.17
NDT Global Holding, Inc.	(5) (8) (15) (18)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	389	383	383	0.03

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
NDT Global Holding, Inc.	(5) (8) (15) (18)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(4)	(3)	(0.00)
Pamlico Avant Holdings, LP	(5) (7) (10) (11)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	9,641	9,553	9,569	0.81
Pamlico Avant Holdings, LP	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(12)	(10)	(0.00)
								45,853	46,447	3.93
Financial Services
365 Retail Market, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	14,247	14,111	14,104	1.19
365 Retail Market, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(5)	(10)	(0.00)
365 Retail Market, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(16)	(17)	(0.00)
Applitools, Inc.	(5) (7) (10) (15)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2029	8,583	8,539	5,965	0.51
Applitools, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2028	276	272	—	—
BCTO Bluebill Buyer, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	7,778	7,710	7,661	0.65
BCTO Bluebill Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	972	964	958	0.08
Cerity Partners, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	7,596	7,526	7,596	0.64
Cerity Partners, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	585	580	585	0.05
Cerity Partners, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	339	335	339	0.03
Cliffwater, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	4,498	4,461	4,487	0.38
Cliffwater, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	—	(3)	(1)	(0.00)
GC Waves Holdings, Inc.	(5) (7) (11) (12)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	7,246	7,194	7,246	0.61
GC Waves Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	3,810	3,744	3,810	0.32
GC Waves Holdings, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	—	(3)	—	—
GTCR ABC Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	6,000	5,943	5,940	0.50
GTCR ABC Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(12)	(25)	(0.00)
GTCR ABC Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(12)	(13)	(0.00)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,397	1,386	1,383	0.12
MAI Capital Management Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,294	1,277	1,269	0.11
MAI Capital Management Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(4)	(5)	(0.00)
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	3,028	2,997	2,990	0.25
PMA Parent Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(2)	(3)	(0.00)
SitusAMC Holdings Corporation	(5) (7) (12)	First Lien Debt	S +	5.50%	9.58%	05/14/2031	21,715	21,622	21,715	1.84
Smarsh, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	5,625	5,581	5,318	0.45
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	119	116	61	0.01
Smarsh, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	396	392	352	0.03
Steward Partners Global Advisory, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	7,791	7,714	7,714	0.65
Steward Partners Global Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(19)	(19)	(0.00)
Steward Partners Global Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(15)	(15)	(0.00)
Trintech, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	9,368	9,281	9,180	0.78
Trintech, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(7)	(31)	(0.00)
Trintech, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(11)	(23)	(0.00)
								111,636	108,511	9.19
Food Products
Envero Midco 2, LLC	(5)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	5,058	5,008	5,008	0.42
Envero Midco 2, LLC	(5)	First Lien Debt	E +	4.75%	7.32%	09/01/2033	€1,446	1,660	1,626	0.14
Envero Midco 2, LLC	(5) (18)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(12)	(12)	(0.00)
Envero Midco 2, LLC	(5) (18)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(9)	(9)	(0.00)
								6,647	6,613	0.56
Ground Transportation
eShipping, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	5,667	5,642	5,611	0.48

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
eShipping, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(5)	(21)	(0.00)
eShipping, LLC	(5) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(5)	(11)	(0.00)
SV Newco 2, Inc.	(5) (7) (11) (15)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	14,207	14,056	14,122	1.20
SV Newco 2, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	9,217	9,114	9,153	0.77
SV Newco 2, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	3,783	3,731	3,752	0.32
								32,533	32,606	2.76
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (10) (12)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	13,821	13,689	13,683	1.16
CSHC Buyerco, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	1,198	1,178	1,168	0.10
CSHC Buyerco, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(24)	(26)	(0.00)
PerkinElmer U.S., LLC	(5) (6) (10) (11)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	16,282	16,056	16,200	1.37
Tidi Legacy Products, Inc.	(5) (6) (10) (11)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	3,002	2,965	3,002	0.25
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	804	793	804	0.07
Tidi Legacy Products, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	81	75	81	0.01
YI, LLC	(5) (6) (11)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	8,545	8,443	8,532	0.72
YI, LLC	(5) (6) (18)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	—	(15)	(2)	(0.00)
								43,160	43,442	3.68
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (11)	First Lien Debt	S +	4.50%	8.40%	09/15/2031	23,030	22,737	22,743	1.93
Blue River PetCare, LLC	(5) (11)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	1,360	1,360	1,350	0.11
Blue River PetCare, LLC	(5) (18)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(7)	(26)	(0.00)
Blue River PetCare, LLC	(5) (18)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(3)	(5)	(0.00)
DCA Buyer, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.07%	06/02/2031	12,636	12,636	12,636	1.07
DCA Buyer, LLC	(5)	First Lien Debt	S +	5.00%	8.69%	06/02/2031	1,856	1,838	1,856	0.16

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(5) (7) (10) (15)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	5,167	5,150	5,141	0.44
Gateway US Holdings, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	1,457	1,450	1,446	0.12
Gateway US Holdings, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	—	(1)	(1)	(0.00)
Heartland Veterinary Partners, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	5,800	5,789	5,800	0.49
Heartland Veterinary Partners, LLC	(5) (6) (12)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	2,999	2,981	2,999	0.25
Heartland Veterinary Partners, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	15,620	15,563	15,620	1.32
Heartland Veterinary Partners, LLC	(5) (6) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,166	1,159	1,166	0.10
Heartland Veterinary Partners, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	—	(2)	—	—
Imagine 360, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	5,972	5,940	5,970	0.51
Imagine 360, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	(3)	—	—
Invictus Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	3,969	3,940	3,969	0.34
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	1,679	1,665	1,679	0.14
Invictus Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	—	(4)	—	—
Merative, LP	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	9,808	9,765	9,808	0.83
Merative, LP	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(2)	—	—
Merative, LP	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(4)	—	—
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	9,018	8,939	8,545	0.72
mPulse Mobile, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(4)	(45)	(0.00)
mPulse Mobile, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(11)	(68)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(5) (6) (12)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	29,002	28,673	28,784	2.44
Pareto Health Intermediate Holdings, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.07%	06/01/2029	—	(27)	(23)	(0.00)
PPV Intermediate Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	16,114	15,770	15,792	1.34
PPV Intermediate Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	5,981	5,946	5,891	0.50

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	7,155	7,112	7,117	0.60
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	—	(10)	(23)	(0.00)
Stepping Stones Healthcare Services, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	258	252	249	0.02
TA Polaris Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	14,919	14,853	14,449	1.22
TA Polaris Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	1,927	1,909	1,731	0.15
TA Polaris Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(8)	(59)	(0.00)
Tivity Health, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	8.90%	06/28/2029	2,612	2,594	2,612	0.22
Vardiman Black Holdings, LLC	(5) (14)	First Lien Debt	S +	7.00% PIK		03/18/2027	10,566	10,566	3,223	0.27
Vardiman Black Holdings, LLC	(5) (13) (14)	First Lien Debt	S +	7.00% PIK		03/18/2027	1,174	1,162	1,174	0.10
								189,663	181,500	15.37
Health Care Technology
Hyland Software, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.82%	09/19/2030	19,721	19,530	19,721	1.67
Hyland Software, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	09/19/2029	—	(7)	—	—
								19,523	19,721	1.67
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	21,521	21,379	21,199	1.79
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	—	(2)	(0.00)
Aptean, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	716	706	691	0.06
Raptor Merger Sub Debt, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	23,697	23,352	23,602	2.00
Raptor Merger Sub Debt, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	139	131	131	0.01
Raptor Merger Sub Debt, LLC	(5) (7) (18)	First Lien Debt	P +	3.75%	10.75%	04/01/2030	185	159	178	0.02
Velotic Borrower, LP	(5) (7) (10)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	12,369	12,252	12,276	1.04
Velotic Borrower, LP	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	—	(20)	(16)	(0.00)
								57,959	58,059	4.92
Insurance Services

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	22,089	21,868	22,034	1.87
Amerilife Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	2,472	2,461	2,467	0.21
Amerilife Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.80%	08/31/2028	709	691	702	0.06
Fetch, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	17,000	16,839	16,830	1.42
Fetch, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(23)	(50)	(0.00)
Fetch, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(28)	(30)	(0.00)
Foundation Risk Partners Corp.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	6,181	6,081	6,181	0.52
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	8,429	8,340	8,429	0.71
Foundation Risk Partners Corp.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	10/29/2029	401	395	401	0.03
Galway Borrower, LLC	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	11,752	11,653	11,689	0.99
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	10,306	10,265	10,246	0.87
Galway Borrower, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	69	66	67	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (11) (12)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	12,693	12,646	12,693	1.07
Higginbotham Insurance Agency, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	439	435	439	0.04
High Street Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	27,344	27,157	27,122	2.30
Inszone Mid, LLC	(5) (6) (10) (11)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	6,739	6,659	6,689	0.57
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	10,522	10,394	10,440	0.88
Inszone Mid, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(14)	(10)	(0.00)
Integrity Marketing Acquisition, LLC	(5) (7) (10) (11)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	29,116	29,116	29,116	2.47
Integrity Marketing Acquisition, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	—	—	—	—
Iris Specialty Acquisition, LLC	(5) (8) (10) (11)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	10,593	10,546	10,558	0.89
Iris Specialty Acquisition, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	161	156	155	0.01
Iris Specialty Acquisition, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	357	350	352	0.03

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Long Term Care Group, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	6.00%	10.00%	09/08/2027	12,395	12,348	11,465	0.97
Majesco, Inc.	(5) (8) (10) (11)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	10,310	10,287	10,233	0.87
Majesco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	—	(2)	(7)	(0.00)
One, Inc. Software Corporation	(5) (7) (10) (11)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	10,219	10,126	10,066	0.85
One, Inc. Software Corporation	(5) (7) (18)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(9)	(29)	(0.00)
One, Inc. Software Corporation	(5) (7) (18)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(7)	(12)	(0.00)
Patriot Growth Insurance Services, LLC	(5) (7) (10)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	2,954	2,945	2,887	0.24
Patriot Growth Insurance Services, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	4,362	4,330	4,263	0.36
World Insurance Associates, LLC	(5) (6) (10) (11) (12)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	30,720	30,473	30,014	2.54
								246,544	245,400	20.78
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	5,889	5,837	5,801	0.49
FMG Suite Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(7)	(24)	(0.00)
FMG Suite Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(8)	(15)	(0.00)
Triple Lift, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.65%	05/05/2028	4,536	4,508	4,402	0.37
								10,330	10,164	0.86
IT Services
Apollo Acquisition, Inc.	(5) (12)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	4,019	3,987	3,983	0.34
Apollo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	737	731	731	0.06
Apollo Acquisition, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	1,454	1,436	1,432	0.12
Apollo Acquisition, Inc.	(5) (18)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(6)	(7)	(0.00)
Bridgepointe Technologies, LLC	(5) (7) (11) (12)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	9,200	9,113	9,130	0.77
Bridgepointe Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	647	627	619	0.05
Bridgepointe Technologies, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(11)	(9)	(0.00)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(5) (7) (12)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	22,973	22,842	22,889	1.94
Catalis Intermediate, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	5,169	5,143	5,150	0.44
Catalis Intermediate, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	—	(16)	(10)	(0.00)
Cyber US Bidco, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	8,052	7,978	7,927	0.67
Cyber US Bidco, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(7)	(25)	(0.00)
Cyber US Bidco, LLC	(5) (7) (15) (18)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(6)	(11)	(0.00)
GI DI Cornfield Acquisition, LLC	(5) (12)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	12,225	12,129	12,199	1.03
GI DI Cornfield Acquisition, LLC	(5) (12)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	6,207	6,185	6,193	0.52
PPT Purchaser, LLC	(5) (11)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,271	2,255	2,253	0.19
PPT Purchaser, LLC	(5) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(1)	(3)	(0.00)
PPT Purchaser, LLC	(5) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	28	26	26	0.00
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	10,425	10,335	10,347	0.88
Redwood Services Group, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	8,242	8,175	8,181	0.69
Ridge Trail US Bidco, Inc.	(5) (7) (11) (15)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	13,461	13,305	13,461	1.14
Ridge Trail US Bidco, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	655	625	655	0.06
Ridge Trail US Bidco, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(16)	—	—
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (11)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	8,378	8,312	7,896	0.67
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	1,923	1,908	1,813	0.15
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (18)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	529	521	467	0.04
								115,570	115,287	9.76
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	13,279	13,180	13,022	1.10
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	1,376	1,365	1,349	0.11

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Model N, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	(10)	(28)	(0.00)
								14,535	14,343	1.21
Machinery
Answer Acquisition, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	23,720	23,629	21,794	1.85
Answer Acquisition, LLC	(5) (6) (18)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	1,467	1,458	1,243	0.11
Chase Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	4,268	4,228	4,214	0.36
Chase Intermediate, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	78	77	76	0.01
MHE Intermediate Holdings, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	6,302	6,287	6,258	0.53
MHE Intermediate Holdings, LLC	(5) (6) (11)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	1,913	1,907	1,899	0.16
								37,586	35,484	3.00
Media
Chrysler 3, Inc.	(5)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	10,944	10,807	10,807	0.91
Chrysler 3, Inc.	(5) (18)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(20)	(20)	(0.00)
Chrysler 3, Inc.	(5) (18)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(21)	(21)	(0.00)
								10,766	10,766	0.91
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	3,725	3,703	3,690	0.31
Vessco Midco Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	898	889	873	0.07
Vessco Midco Holdings, LLC	(5) (18)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	—	(1)	(2)	(0.00)
								4,591	4,561	0.39
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (11) (15)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	7,829	7,756	7,491	0.63
Caerus US 1, Inc.	(5) (7) (15)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	1,146	1,134	1,096	0.09
Caerus US 1, Inc.	(5) (15) (18)	First Lien Debt	S +	5.00%	9.07%	05/25/2031	—	—	—	—
Caerus US 1, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	614	607	577	0.05
Real Chemistry Intermediate III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	2,925	2,913	2,881	0.24

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Real Chemistry Intermediate III, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	1,001	996	982	0.08
Real Chemistry Intermediate III, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(3)	(10)	(0.00)
Specialty Pharma III, Inc.	(5) (8) (10) (11)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	7,412	7,378	7,338	0.62
Specialty Pharma III, Inc.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(4)	(10)	(0.00)
								20,777	20,345	1.72
Professional Services
Accordion Partners, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	14,617	14,551	14,456	1.22
Accordion Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	2,531	2,506	2,449	0.21
Accordion Partners, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(9)	(19)	(0.00)
Aprio Advisory Group, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	397	374	397	0.03
Aprio Advisory Group, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	—	(4)	—	—
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	499	494	482	0.04
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	1,955	1,950	1,944	0.16
Bullhorn, Inc.	(5) (6) (18)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	16	15	15	0.00
Carr, Riggs and Ingram Capital, LLC	(5) (8) (11)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	566	562	562	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (18)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	130	129	128	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8) (18)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	60	59	59	0.00
ComPsych Investment Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	2,288	2,280	2,282	0.19
ComPsych Investment Corp.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	—	(1)	(2)	(0.00)
Consertus, Inc.	(5) (6)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	2,252	2,219	2,219	0.19
Consertus, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	2,051	1,976	1,976	0.17
Crowe Advisory, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	10,447	10,344	10,344	0.88
Crowe Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	—	(10)	(10)	(0.00)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Crowe Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	9.26%	08/09/2032	—	(10)	(10)	(0.00)
Deerfield Dakota Holding, LLC	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	15,877	15,742	15,330	1.30
Deerfield Dakota Holding, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	510	498	460	0.04
Guidepoint Security Holdings, LLC	(5) (6) (10)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	4,196	4,153	4,193	0.36
Guidepoint Security Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	136	132	136	0.01
Guidepoint Security Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	—	(7)	—	—
iCIMS, Inc.	(5) (7) (11)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	7,282	7,239	7,111	0.60
iCIMS, Inc.	(5) (7) (18)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	70	70	65	0.01
IG Investment Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	884	879	884	0.07
IG Investment Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(1)	—	—
IQN Holding Corp.	(5) (7) (10)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	8,126	8,093	8,126	0.69
IQN Holding Corp.	(5) (7)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	2,678	2,660	2,678	0.23
IQN Holding Corp.	(5) (7) (18)	First Lien Debt	S +	5.25%	9.32%	05/02/2028	396	394	396	0.03
KENG Acquisition, Inc.	(5) (6) (11)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	2,408	2,375	2,360	0.20
KENG Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	2,137	2,107	2,094	0.18
KENG Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	—	(9)	(18)	(0.00)
UHY Advisors, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	435	432	432	0.04
UHY Advisors, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	392	389	389	0.03
UHY Advisors, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	25	24	24	0.00
Valkyrie Buyer, LLC	(5) (7) (11)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	16,801	16,617	16,636	1.41
Valkyrie Buyer, LLC	(5) (7) (18)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	211	195	193	0.02
WIPFLI Advisory, LLC	(5) (7) (11)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	3,385	3,370	3,351	0.28
WIPFLI Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	209	206	196	0.02

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
WIPFLI Advisory, LLC	(5) (7) (18)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(4)	(8)	(0.00)
								102,979	102,300	8.66
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	2,568	2,567	2,568	0.22
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	116	116	116	0.01
Associations, Inc.	(5) (6) (18)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	3,402	3,388	3,327	0.28
Inhabitiq, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(2)	(21)	(0.00)
Inhabitiq, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(2)	(13)	(0.00)
MRI Software, LLC	(5) (6) (11)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	22,326	22,313	22,295	1.89
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	1,488	1,484	1,486	0.13
MRI Software, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	351	349	349	0.03
Vacation Rental Brands, LLC	(5)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	7,125	6,984	6,984	0.59
Vacation Rental Brands, LLC	(5) (18)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	—	(70)	(71)	(0.01)
Zarya Intermediate, LLC	(5) (6) (12) (15)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	26,556	26,556	26,261	2.22
Zarya Intermediate, LLC	(5) (6) (15) (18)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	1,203	1,203	1,172	0.10
								64,886	64,453	5.46
Software
Anaplan, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	4.50%	8.26%	06/21/2029	21,301	21,128	21,194	1.79
Appfire Technologies, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	1,171	1,168	1,168	0.10
Appfire Technologies, LLC	(5) (6) (18)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	—	(1)	—	—
Apryse Software Corp.	(5) (8) (11)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	3,694	3,662	3,694	0.31
Apryse Software Corp.	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	180	177	180	0.02
Archduke Buyer, Inc.	(5) (8) (10)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	7,553	7,484	7,538	0.64

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Archduke Buyer, Inc.	(5) (8) (18)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	—	(5)	(1)	(0.00)
Artifact Bidco, Inc.	(5) (8) (11)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	10,566	10,488	10,566	0.89
Artifact Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	—	(9)	—	—
Artifact Bidco, Inc.	(5) (8) (18)	First Lien Debt	S +	4.15%	8.22%	07/26/2030	—	(12)	—	—
AuditBoard, Inc.	(5) (7) (12)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	12,092	12,003	11,953	1.01
AuditBoard, Inc.	(5) (7) (10)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	5,758	5,713	5,692	0.48
AuditBoard, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(16)	(26)	(0.00)
Banyan Software Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	2,998	2,975	2,960	0.25
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	6,882	6,797	6,696	0.57
Banyan Software Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(2)	(4)	(0.00)
Bottomline Technologies, Inc.	(5) (7) (10)	First Lien Debt	S +	4.50%	8.57%	05/14/2029	12,984	12,866	12,984	1.10
Bottomline Technologies, Inc.	(5) (7) (18)	First Lien Debt	S +	4.50%	8.57%	05/15/2028	—	(7)	—	—
Coupa Holdings, LLC	(5) (7) (11)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	17,314	17,067	17,314	1.47
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	698	688	698	0.06
Coupa Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	357	352	357	0.03
Cyara AcquisitionCo, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	14,098	13,907	13,886	1.18
Cyara AcquisitionCo, LLC	(5) (6) (18)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	—	(11)	(13)	(0.00)
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	20,588	20,484	20,056	1.70
Diligent Corporation	(5) (7)	First Lien Debt	S +	8.42% PIK	12.18%	08/02/2030	3,641	3,623	3,547	0.30
Diligent Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	1,224	1,213	1,163	0.10
E-Discovery AcquireCo, LLC	(5) (6) (11)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	7,896	7,793	7,596	0.64
E-Discovery AcquireCo, LLC	(5) (6) (18)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	692	682	658	0.06
Emburse, Inc.	(5) (7) (11)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	5,342	5,331	5,342	0.45

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Emburse, Inc.	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	—
Emburse, Inc.	(5) (7) (18)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(2)	—	—
Espresso Bidco, Inc.	(5) (7) (11)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	5,204	5,142	5,100	0.43
Espresso Bidco, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	1,288	1,270	1,260	0.11
Espresso Bidco, Inc.	(5) (7) (18)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(7)	(12)	(0.00)
Everbridge Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	21,029	20,951	21,029	1.78
Everbridge Holdings, LLC	(5) (7) (18)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	2,396	2,381	2,396	0.20
Everbridge Holdings, LLC	(5) (6) (18)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	—	(8)	—	—
Formstack Acquisition, Co.	(5) (6) (12)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	9,217	9,127	9,150	0.77
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	892	884	886	0.08
Formstack Acquisition, Co.	(5) (6) (18)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	394	377	380	0.03
Fullsteam Operations, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	6,058	6,006	5,957	0.50
Fullsteam Operations, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	367	357	333	0.03
Fullsteam Operations, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(5)	(11)	(0.00)
Granicus, Inc.	(5) (7) (10) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	13,133	13,050	13,133	1.11
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	1,945	1,939	1,941	0.16
Granicus, Inc.	(5) (7) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	—	(11)	—	—
GS AcquisitionCo, Inc.	(5) (6) (11)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	10,021	9,997	8,860	0.75
GS AcquisitionCo, Inc.	(5) (7)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	494	492	437	0.04
GS AcquisitionCo, Inc.	(5) (6) (18)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	1,383	1,380	1,222	0.10
Hootsuite, Inc.	(5) (7) (11) (12) (15)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	17,595	17,418	17,375	1.47
Hootsuite, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	240	222	215	0.02
Icefall Parent, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	5,147	5,083	5,147	0.44

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Icefall Parent, Inc.	(5) (6) (18)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	—	(6)	—	—
Jawbreaker Parent, Inc.	(5) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	15,822	15,676	15,585	1.32
Jawbreaker Parent, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(9)	(31)	(0.00)
Jawbreaker Parent, Inc.	(5) (8) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(19)	(31)	(0.00)
LegitScript, LLC	(5) (7) (10)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	18,565	18,392	18,333	1.55
LegitScript, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	491	486	485	0.04
LegitScript, LLC	(5) (7) (18)	First Lien Debt	S +	5.25%	9.15%	06/24/2028	1,797	1,780	1,759	0.15
LogRhythm, Inc.	(5) (12) (14)	First Lien Debt	S +	7.50% PIK		07/02/2029	2,876	2,824	2,265	0.19
LogRhythm, Inc.	(5) (6) (18)	First Lien Debt	S +	5.50%	9.23%	07/02/2029	48	43	(3)	(0.00)
Montana Buyer, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	8.65%	07/22/2029	8,334	8,254	8,334	0.71
Montana Buyer, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.65%	07/22/2028	—	(6)	—	—
Nasuni Corporation	(5) (7) (10)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	14,047	13,906	13,887	1.18
Nasuni Corporation	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	690	673	670	0.06
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (11)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	4,971	4,949	4,896	0.41
Netwrix Corporation And Concept Searching, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	—	(1)	(5)	(0.00)
Oak Purchaser, Inc.	(5) (7) (11)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	5,113	5,095	5,022	0.43
Oak Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	4,307	4,286	4,209	0.36
Oak Purchaser, Inc.	(5) (7) (18)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	180	177	164	0.01
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	9,148	9,090	9,148	0.77
Onit, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(9)	—	—
Onit, Inc.	(5) (7) (18)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(6)	—	—
Optimizely North America, Inc.	(5) (7) (11) (15)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	1,520	1,508	1,444	0.12
Optimizely North America, Inc.	(5) (7) (11) (15)	First Lien Debt	E +	5.75% (incl. 2.5% PIK)	8.36%	10/30/2031	€559	603	602	0.05

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(5) (7) (11) (15)	First Lien Debt	SA +	6.00% (incl. 2.5% PIK)	9.73%	10/30/2031	£186	241	235	0.02
Optimizely North America, Inc.	(5) (7) (15) (18)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	—	(2)	(11)	(0.00)
Project Leopard Holdings, Inc.	(8) (12) (15)	First Lien Debt	S +	5.25%	9.17%	07/20/2029	9,625	9,299	5,209	0.44
Revalize, Inc.	(5) (6) (11)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.72%	04/16/2029	11,670	11,645	10,563	0.89
Revalize, Inc.	(5) (18)	First Lien Debt	S +	6.25%	10.47%	04/16/2029	638	635	504	0.04
Riskonnect Parent, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	6,125	6,066	6,093	0.52
Riskonnect Parent, LLC	(5) (7) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	4,704	4,657	4,680	0.40
Riskonnect Parent, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	137	129	133	0.01
Rivet Bidco Limited	(5) (8) (10) (15)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	6,325	6,266	6,262	0.53
Rivet Bidco Limited	(5) (8) (15) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(23)	(50)	(0.00)
Rivet Bidco Limited	(5) (8) (15) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(12)	(13)	(0.00)
Runway Bidco, LLC	(5) (8) (11)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	1,435	1,424	1,410	0.12
Runway Bidco, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(1)	(6)	(0.00)
Runway Bidco, LLC	(5) (8) (18)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(1)	(3)	(0.00)
Saturn Borrower, Inc.	(5) (6) (11)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	3,225	3,196	3,116	0.26
Saturn Borrower, Inc.	(5) (6) (18)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	171	167	153	0.01
Securonix, Inc.	(5) (10)	First Lien Debt	S +	7.00%	10.75%	04/05/2029	22,447	22,307	10,723	0.91
Securonix, Inc.	(5) (18)	First Lien Debt	S +	7.00%	10.86%	04/05/2029	1,681	1,660	(294)	(0.02)
Trunk Acquisition, Inc.	(5) (6) (12)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	11,406	11,367	11,406	0.97
Trunk Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	451	448	451	0.04
Trunk Acquisition, Inc.	(5) (6) (18)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	—	(2)	—	—
Vanco Payment Solutions, LLC	(5) (7) (10)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	6,586	6,527	6,470	0.55

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vanco Payment Solutions, LLC	(5) (7) (18)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(3)	(6)	(0.00)
								425,256	403,754	34.18
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (11)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	11,752	11,700	11,635	0.99
Jeppesen Holdings, LLC	(5) (8) (18)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(3)	(6)	(0.00)
								11,697	11,629	0.98
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (11)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	7,483	7,420	7,435	0.63
CCI Buyer, Inc.	(5) (7) (18)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(4)	(3)	(0.00)
Mobile Communications America, Inc.	(5) (6) (10)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	2,483	2,461	2,483	0.21
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	712	704	712	0.06
Mobile Communications America, Inc.	(5) (6) (18)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	33	30	33	0.00
								10,611	10,660	0.90
Total Debt Investments - non-controlled/non-affiliated								$2,276,756	$2,202,146	186.45
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	3,164	3,164	3,164	0.27
KWOR Acquisition, Inc.	(5) (18) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(33)	—	—
KWOR Intermediate I, Inc	(5) (19)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	3,450	3,449	2,105	0.18
KWOR Acquisition, Inc.	(5) (18) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(46)	—	—
								6,534	5,269	0.45
Total Debt Investments - non-controlled/affiliated								$6,534	$5,269	0.45
Total Debt Investments								$2,283,290	$2,207,415	186.89

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Automobile Components
Continental Group Holdings, LP	(5) (16) (17)	Common Equity		07/16/2025	7,758	—	—	—%
Commercial Services & Supplies
Firebird Co-Invest, LP	(5) (16) (17)	Common Equity		01/17/2025	50,000	48	74	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (16) (17)	Common Equity		12/20/2021	500,000	500	945	0.08
Surewerx Topco, LP	(5) (15) (16) (17)	Common Equity		12/28/2022	104	104	152	0.01
						652	1,171	0.10
Containers & Packaging
BP Purchaser, LLC	(5) (16) (17)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(5) (16) (17)	Common Equity		03/12/2024	1,666,989	75	—	—
						1,454	—	—
Distributors
48Forty TopCo, LLC	(5) (16) (17)	Common Equity		01/14/2026	1,554	—	—	—
48Forty TopCo, LLC	(5) (16)	Preferred Equity		01/14/2026	1,554	6,300	5,944	0.50
						6,300	5,944	0.50
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (16)	Preferred Equity	12.25% PIK	09/05/2024	31	381	369	0.03
FPG Parent, LLC	(5) (16) (17)	Common Equity		07/25/2025	8,121	—	—	—
Leaf Home, LLC	(5) (16)	Preferred Equity	14.00% PIK	09/05/2025	250	281	335	0.03
Leaf Home, LLC	(5) (16) (17)	Warrants		09/05/2025	1	—	—	—
LUV Car Wash	(5) (16) (17)	Common Equity		04/06/2022	1,260	1,260	717	0.06
						1,922	1,421	0.12
Electrical Equipment
Sparkstone Electrical Group, LLC	(5) (16) (17)	Common Equity		10/15/2024	1,500	150	61	0.01
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(5) (16) (17)	Common Equity		06/08/2026	2,804	1,539	3,873	0.33
Financial Services
Applitools, Inc.	(5) (15) (16) (17)	Common Equity		07/18/2025	2,182,564	1,248	—	—
GTCR ABC Holdings, LLC	(5) (16) (17)	Common Equity		04/14/2026	999,001	—	—	—
GTCR ABC Holdings, LLC	(5) (16)	Preferred Equity	8.00% PIK	04/14/2026	999	1,037	999	0.08
						2,285	999	0.08
Health Care Providers & Services
DCA TopCo, LP	(5) (16) (17)	Common Equity		06/02/2026	809,541	6,867	7,407	0.63
mPulse Holdings, Inc.	(5) (16) (17)	Common Equity		12/17/2021	105,978	780	369	0.03
SDB Holdco, LLC	(5) (16) (17)	Common Equity		03/29/2024	9,100,924	—	—	—
Vardiman Black Holdings, LLC	(5) (14) (16)	Preferred Equity	6.00% PIK	03/29/2024	4,415,744	3,290	—	—
						10,937	7,776	0.66
Insurance Services
Amerilife Holdings, LLC	(5) (16) (17)	Common Equity		09/01/2022	14,856	410	793	0.07
Frisbee Holdings, LP (Fetch)	(5) (16) (17)	Common Equity		10/31/2022	18,287	233	677	0.06
Integrity Marketing Group, LLC	(5) (16)	Preferred Equity	12.50% PIK	12/21/2021	677,903	1,101	1,097	0.09
						1,744	2,567	0.22

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (16) (17)	Common Equity			09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (16)	Preferred Equity		8.00% PIK	09/09/2025	250	272	256	0.02
							272	256	0.02
Professional Services
National CPMA, LLC (Consertus)	(5) (16) (17)	Common Equity			09/01/2026	43,046	650	650	0.06
Valkyrie Topco, LLC	(5) (16) (17)	Common Equity			05/03/2024	3,984	4	5	0.00
Valkyrie Topco, LLC	(5) (16)	Preferred Equity		10.00% PIK	05/03/2024	394,416	500	500	0.04
							1,154	1,155	0.10
Software
AQ Software Corporation (Revalize)	(5) (16)	Preferred Equity		10.00% PIK	12/14/2021	2,154	3,894	3,006	0.25
Fullsteam Operations, LLC	(5) (16) (17)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (16)	Preferred Equity		10.75% PIK	06/25/2022	1,119	2,406	1,757	0.15
Reveal Data Solutions	(5) (16) (17)	Common Equity			08/29/2023	186,769	243	146	0.01
RSK Holdings, Inc. (Riskonnect)	(5) (16)	Preferred Equity		10.50% PIK	07/07/2022	2,123,800	3,769	3,627	0.31
							10,692	9,477	0.80
Total Equity Investments - non-controlled/non-affiliated							$39,101	$34,700	2.94
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (16) (17) (19)	Common Equity			02/28/2025	1,796	689	—	—
KWOR Intermediate I, Inc.	(5) (14) (16) (19)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	2,126	—	—
							2,815	—	—
Total Equity Investments - non-controlled/affiliated							$2,815	—	—
Total Equity Investments							$41,916	$34,700	2.94
Total Portfolio Investments							$2,325,206	$2,242,115	189.83

Cash and Cash Equivalents and Short-Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.74%	$11,180	$11,180	0.95%
Cash and Cash Equivalents		45,385	45,385	3.84%
Total Cash and Cash Equivalents and Short-Term Investments		$56,565	$56,565	4.79%
Total Portfolio Investments, Cash and Cash Equivalents, and Short-Term Investments		$2,381,771	$2,298,680	194.62%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), EURIBOR ("E"), SOFR ("S") or SONIA ("SA"), or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, the 1-month E at 2.50%, the 3-month E at 2.62%, the 1-month S at 3.91%, the 3-month S at 4.08%, the 6-month S at 4.27%, the SA at 3.73% and the P at 7.00% .
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
(9)
Loan includes interest rate floor of 2.00%.
(10)
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
(13)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Summary of Significant Accounting Policies" for further information.
(14)
Investment was on non-accrual status as of September 30, 2026.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 7.87% of total assets as calculated in accordance with regulatory requirements.
(16)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities was $34,700 or 2.94% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(17)
Non-income producing security.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$1,032	$(10)
365 Retail Market, LLC	Revolver	05/06/2033	1,721	(17)
AA&D Midco, Inc.	Revolver	11/29/2030	2,174	—
AWP Group Holdings, Inc.	Revolver	12/22/2032	847	(13)
Abracon Borrower, LLC	Revolver	06/10/2030	421	—
Accel International Holdings, Inc.	Revolver	04/26/2032	721	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	5,004	(55)
Accordion Partners, LLC	Revolver	11/17/2031	1,735	(19)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	233	—
Alpine Acquisition Corp. II	Revolver	01/14/2031	932	—
Amerilife Holdings, LLC	Revolver	08/31/2028	2,128	(5)
Answer Acquisition, LLC	Revolver	06/30/2028	1,283	(104)
Any Hour, LLC	Revolver	05/23/2030	139	(46)
Apex Service Partners, LLC	Revolver	10/24/2029	1,751	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,035	(9)
Apollo Acquisition, Inc.	Revolver	12/30/2030	796	(7)
Appfire Technologies, LLC	Revolver	03/09/2028	122	—
Applitools, Inc.	Revolver	05/25/2028	630	(192)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	4,394	—
Aprio Advisory Group, LLC	Revolver	08/01/2031	417	—
Apryse Software Corp.	Revolver	06/28/2032	127	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	107	(2)
Aptean, Inc.	Revolver	01/30/2031	955	(14)
Archduke Buyer, Inc.	Revolver	12/03/2032	547	(1)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,304	(62)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	2,586	—
Artifact Bidco, Inc.	Revolver	07/26/2030	1,847	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	85	—
Associations, Inc.	Revolver	07/03/2028	163	—
Astra Service Partners, LLC	Delayed Draw Term Loan	08/14/2028	1,060	(5)
Atlas US Finco, Inc.	Revolver	12/09/2028	885	(10)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(26)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	6,762	(85)
Banyan Software Holdings, LLC	Revolver	01/02/2031	326	(4)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,419	(26)
Blue River PetCare, LLC	Revolver	08/01/2029	621	(5)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,333	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	2,953	(23)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	1,200	(9)
Bullhorn, Inc.	Revolver	10/01/2029	102	(1)
CCI Buyer, Inc.	Revolver	05/13/2032	441	(3)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,393	(14)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,100	(11)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2027	159	—

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	1,751	(18)
CSHC Buyerco, LLC	Revolver	04/29/2033	2,580	(26)
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	1,245	—
Caerus US 1, Inc.	Revolver	05/27/2031	240	(10)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	160	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	73	(1)
Catalis Intermediate, Inc.	Revolver	02/04/2028	2,864	(10)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,035	—
Cerity Partners, LLC	Revolver	07/28/2031	395	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	747	(8)
Chase Intermediate, LLC	Revolver	10/30/2028	129	(1)
Chrysler 3, Inc.	Delayed Draw Term Loan	09/28/2033	3,316	(21)
Chrysler 3, Inc.	Revolver	09/28/2033	1,658	(21)
Cliffwater, LLC	Revolver	04/22/2032	433	(1)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	667	(2)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,489	(22)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2027	3,153	(32)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2028	3,044	(22)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	892	—
Consor Intermediate II, LLC	Revolver	05/12/2031	451	—
Coupa Holdings, LLC	Revolver	02/27/2029	179	—
Crowe Advisory, LLC	Delayed Draw Term Loan	08/07/2028	2,089	(10)
Crowe Advisory, LLC	Revolver	08/09/2032	1,045	(10)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	887	(13)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,591	(25)
Cyber US Bidco, LLC	Revolver	12/30/2032	699	(11)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	1,653	(29)
DA Blocker Corp.	Revolver	02/10/2032	551	(10)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	947	(33)
Diligent Corporation	Revolver	08/02/2030	1,129	(29)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	1,125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	2,059	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	252	(9)
EVDR Purchaser, Inc.	Revolver	02/14/2031	68	(2)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	954	—
Emburse, Inc.	Revolver	05/28/2032	954	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	36	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	31	(1)
Envero Midco 2, LLC	Delayed Draw Term Loan	09/01/2028	2,326	(12)
Envero Midco 2, LLC	Revolver	09/01/2033	930	(9)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(21)
eShipping, LLC	Revolver	12/23/2032	1,075	(11)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	112	(2)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Espresso Bidco, Inc.	Revolver	03/25/2032	615	(12)
Essential Services Holding Corporation	Revolver	06/17/2030	781	(51)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	3,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	2,489	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	234	(12)
FLS Holding, Inc.	Revolver	12/15/2028	24	(5)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	1,604	(24)
FMG Suite Holdings, LLC	Revolver	09/09/2032	962	(14)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	491	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,000	(50)
Fetch, Inc.	Revolver	03/31/2033	3,000	(30)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	159	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	150	—
Formstack Acquisition, Co.	Revolver	03/28/2030	1,481	(11)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	150	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	668	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,653	(28)
Fullsteam Operations, LLC	Revolver	08/08/2031	673	(11)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	393	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	312	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	2,500	(25)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	1,250	(13)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	969	(5)
Galway Borrower, LLC	Revolver	09/29/2028	362	(2)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(22)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	460	(6)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	08/21/2028	258	(3)
Gateway US Holdings, Inc.	Revolver	09/22/2028	213	(1)
Granicus, Inc.	Revolver	01/17/2031	1,797	—
Guidepoint Security Holdings, LLC	Delayed Draw Term Loan	10/04/2027	410	—
Guidepoint Security Holdings, LLC	Revolver	10/02/2029	745	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	1,743	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	1,624	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	1,373	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,211	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	638	—
Hootsuite, Inc.	Revolver	05/22/2030	1,760	(22)
Hyland Software, Inc.	Revolver	09/19/2029	961	—
iCIMS, Inc.	Revolver	08/18/2028	86	(3)
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
IQN Holding Corp.	Revolver	05/02/2028	246	—
Icefall Parent, Inc.	Revolver	01/25/2030	506	—
Imagine 360, LLC	Revolver	10/02/2028	532	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	957	(21)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inhabitiq, Inc.	Revolver	01/12/2032	598	(13)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	352	(3)
Inszone Mid, LLC	Revolver	11/30/2029	1,331	(10)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	290	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Delayed Draw Term Loan	07/17/2028	2,280	(11)
Iris Buyer, LLC	Revolver	10/02/2030	885	(9)
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	1,625	(5)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	1,214	(4)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	2,069	(31)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	2,069	(31)
Jeppesen Holdings, LLC	Revolver	11/01/2032	588	(6)
Jonathan Acquisition Company	Delayed Draw Term Loan	10/15/2026	1,234	(9)
Jonathan Acquisition Company	Revolver	05/11/2029	436	(3)
KENG Acquisition, Inc.	Revolver	08/01/2029	900	(18)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	326	(2)
Kodiak Buyer, LLC	Revolver	07/23/2032	343	(2)
LHS Borrower, LLC (Leaf Home)	Revolver	09/04/2031	217	(9)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	44	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	406	(4)
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	430	(18)
LeadVenture, Inc.	Revolver	06/23/2032	321	(13)
LegitScript, LLC	Revolver	06/24/2028	1,198	(15)
LogRhythm, Inc.	Revolver	07/02/2029	225	(42)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	275	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,000	(10)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	507	(5)
MRI Software, LLC	Revolver	02/10/2028	1,054	(1)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,711	—
Majesco, Inc.	Revolver	01/07/2033	897	(7)
ManTech International CP	Revolver	09/14/2028	2,613	(13)
Merative, LP	Delayed Draw Term Loan	09/30/2027	1,129	—
Merative, LP	Revolver	09/30/2032	988	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	349	—
Mobile Communications America, Inc.	Revolver	10/16/2029	379	—
Model N, Inc.	Revolver	06/27/2031	1,475	(28)
Montana Buyer, Inc.	Revolver	07/22/2028	978	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	865	(45)
mPulse Mobile, Inc.	Revolver	08/26/2032	1,298	(68)
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	499	(4)
NDT Global Holding, Inc.	Revolver	06/04/2032	446	(3)
Nasuni Corporation	Revolver	09/10/2030	1,034	(12)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	316	(5)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	1,735	(35)
OEConnection, LLC	Revolver	12/23/2032	457	(9)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	1,287	(23)
Oak Purchaser, Inc.	Revolver	05/31/2028	720	(13)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	1,965	(29)
One, Inc. Software Corporation	Revolver	12/06/2032	786	(12)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	2,292	—
Onit, Inc.	Revolver	01/27/2032	764	—
Optimizely North America, Inc.	Revolver	10/30/2031	225	(11)
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	1,446	(15)
Orbcomm, Inc.	Revolver	04/27/2032	2,435	(24)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	368	(3)
PPT Purchaser, LLC	Revolver	12/23/2032	274	(2)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,311	(10)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	3,104	(23)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	165	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	1,190	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	188	—
R1 Holdings, LLC	Revolver	12/29/2028	12	(1)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	884	(2)
Railpros Parent, LLC	Revolver	05/24/2032	632	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,522	(25)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,115	(11)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	1,736	(7)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	1,663	(7)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	299	(4)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	650	(10)
Revalize, Inc.	Revolver	04/16/2029	780	(74)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	4,066	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,575	—
Riskonnect Parent, LLC	Revolver	12/07/2028	777	(4)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	4,993	(50)
Rivet Bidco Limited	Revolver	04/08/2032	1,332	(13)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2031	528	(5)
Routeware, Inc.	Revolver	09/18/2031	170	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	362	(6)
Runway Bidco, LLC	Revolver	12/17/2031	181	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	1,523	(9)
SV Newco 2, Inc.	Revolver	06/02/2031	1,372	(8)
Saturn Borrower, Inc.	Revolver	11/10/2028	364	(12)
Securonix, Inc.	Revolver	04/05/2029	2,101	(1,097)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,876	(313)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	953	(52)
Smarsh, Inc.	Revolver	02/16/2029	407	(22)
Sonny's Enterprises, LLC	Revolver	08/05/2027	117	(3)
Spark Buyer, LLC	Revolver	10/15/2031	77	(7)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Specialty Pharma III, Inc.	Revolver	12/23/2032	956	(10)
Spectrotel MidCo II, LLC	Delayed Draw Term Loan	10/02/2028	1,792	(11)
Spectrotel MidCo II, LLC	Revolver	09/30/2033	2,688	(34)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	4,290	(23)
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	1,354	(7)
Steward Partners Global Advisory, LLC	Delayed Draw Term Loan	08/14/2028	3,896	(19)
Steward Partners Global Advisory, LLC	Revolver	08/15/2033	1,558	(15)
Superman Holdings, LLC	Revolver	08/29/2031	967	(7)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	61	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	267	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	4,289	(135)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,865	(59)
TS Imagine, Inc.	Delayed Draw Term Loan	06/14/2027	1,017	(15)
TS Imagine, Inc.	Revolver	06/12/2031	848	(13)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	239	(1)
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,602	(7)
Tank Holding Corp.	Revolver	03/31/2028	1,200	(39)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	543	(31)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	504	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	953	(42)
Transit Technologies, LLC	Revolver	08/20/2030	545	(20)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,561	(31)
Trintech, Inc.	Revolver	01/28/2033	1,171	(23)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	80	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Revolver	08/20/2030	3,297	(13)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	49	—
UHY Advisors, Inc.	Revolver	11/21/2031	92	(1)
V Global Holdings, LLC	Revolver	01/02/2029	508	(39)
VRC Companies, LLC	Revolver	06/29/2027	293	(1)
Vacation Rental Brands, LLC	Delayed Draw Term Loan	09/04/2028	7,143	(71)
Valkyrie Buyer, LLC	Revolver	05/06/2030	1,544	(15)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	787	(14)
Vamos Bidco, Inc.	Revolver	01/30/2032	135	(2)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(6)
Vehlo Purchaser, LLC	Revolver	05/24/2028	3,016	(45)
Velotic Borrower, LP	Revolver	03/02/2033	2,195	(17)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	123	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	201	(21)
Vertex Service Partners, LLC	Revolver	11/08/2030	39	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,639	(16)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	189	(2)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,060	(11)
WIPFLI Advisory, LLC	Revolver	10/01/2032	846	(8)
YI, LLC	Revolver	12/03/2029	1,373	(2)

T Series BDC LLC

Consolidated Schedules of Investments (Unaudited)

September 30, 2026

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Zarya Intermediate, LLC	Revolver	07/01/2027	1,604	(18)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/15/2029	2,565	(26)
Zenith Acquisitionco, LLC	Revolver	01/13/2033	1,009	(10)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$316,419	$(4,891)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	1,946	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	1,427	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$3,373	$—
Total Unfunded Commitments			$319,792	$(4,891)

(19)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$13,510	$662	$(6,090)	$(2,813)	$—	$5,269	$667
Total	$13,510	$662	$(6,090)	$(2,813)	$—	$5,269	$667

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

T Series BDC LLC

Consolidated Schedules of Investments

December 31, 2025

(In thousands, except unit and per unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Verdantas, LLC	(5) (15) (16)	Common Equity			05/03/2024	3,984	4	6	—
Verdantas, LLC	(5) (15)	Preferred Equity		10.00%	05/03/2024	394,416	466	581	0.05
							470	587	0.05
Software
Fullsteam Operations, LLC	(5) (15) (16)	Common Equity			11/27/2023	11,270	380	941	0.08
Knockout Intermediate Holdings I, Inc.	(5) (15)	Preferred Equity	S+	10.75%	06/25/2022	1,119	1,576	1,620	0.14
Revalize, Inc.	(5) (15)	Preferred Equity	S+	10.00%	12/14/2021	2,154	3,621	3,183	0.28
Reveal Data Solutions	(5) (15) (16)	Common Equity			08/29/2023	186,769	243	226	0.02
RSK Holdings, Inc. (Riskonnect)	(5) (15)	Preferred Equity	S+	10.50%	07/07/2022	2,123,800	3,467	3,531	0.31
							9,287	9,501	0.83
Total Equity Investments - non-controlled/non-affiliated							$21,759	$17,885	1.58%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (15) (16) (18)	Common Equity			02/28/2025	1,796	690	—	—
KWOR Intermediate I, Inc.	(5) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	1,920,386	1,920	1,242	0.11
							2,610	1,242	0.11
Total Equity Investments - non-controlled/affiliated							$2,610	$1,242	0.11%
Total Equity Investments							$24,369	$19,127	1.69%
Total Portfolio Investments							$2,233,984	$2,185,948	194.57%

Cash and Cash Equivalents and Short-Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.62%	$23,676	$23,676	2.11%
Cash and Cash Equivalents		47,217	47,217	4.20%
Total Cash and Cash Equivalents and Short-Term Investments		$70,893	$70,893	6.31%
Total Portfolio Investments, Cash and Cash Equivalents, and Short-Term Investments		$2,304,877	$2,256,841	200.84%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”), EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, the 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.73% and the P at 6.75%.
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
(9)
Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt.”
(10)
Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility (as defined below). See Note 6 “Debt.”
(11)
Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt.”
(12)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Summary of Significant Accounting Policies.”
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
(15)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities was $19,127 or 1.70% of the Company’s net assets. The initial acquisition dates have been included for such securities.
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

September 30, 2026

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

The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors, including first lien senior secured term loans and second lien senior secured term loans, with the balance of its investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.

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

As of September 30, 2026, the Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. The Company's wholly owned subsidiaries were formed as Delaware limited liability companies and included: T Series CA SPV LLC (“CA SPV”), T Series Equity Holdings LLC (“Equity Holdings”), T Series Financing SPV LLC (“Financing SPV”), T Series Financing II SPV LLC (“Financing SPV II”) and T Series Financing III SPV LLC (“Financing SPV III”, collectively with CA SPV, Equity Holdings, Financing SPV and Financing SPV II, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.

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

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as changes in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable by or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

As of September 30, 2026 and December 31, 2025, the Company had certain investments in seven and three portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 and December 31, 2025 was $41,728 and $58,469, respectively.

Deferred Financing Costs

The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such deferred financing costs is presented on the Consolidated Statements of Operations as interest and other financing expenses.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98.00% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026 the Company accrued $38 and $114, respectively, of U.S. federal excise taxes. For the three and nine months ended September 30, 2025 the Company accrued $28 and $46, respectively, of U.S. federal excise taxes.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the unitholders.

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

For the three and nine months ended September 30, 2026, base management fees were $475 and $2,026, net of waiver, respectively. For the three and nine months ended September 30, 2025, base management fees were $1,056 and $3,168, respectively. As of September 30, 2026 and December 31, 2025, $475 and $1,056, respectively, were payable to the Investment Adviser relating to base management fees.

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

•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.6393% in any quarter (6.5572% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.6393%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 8.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.6393% in any calendar quarter; and
•
8.5% of the pre-incentive fee net investment income, if any, that exceeds 1.6393% in any calendar quarter (6.5572% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 8.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

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

For purposes of calculation of the incentive fee with respect to pre-incentive fee net investment income pursuant to the Amended and Restated Investment Advisory Agreement, the following terms have the following meanings:

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

For the three and nine months ended September 30, 2026, income-based incentive fees were $2,119 and $6,342, respectively. For the three and nine months ended September 30, 2025, income-based incentive fees were $2,791 and $8,348, respectively.

For the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, there were no capital gain incentive fees accrued to the Investment Adviser. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2026 and December 31, 2025, there were $2,119 and $2,792, respectively, of income-based incentive fees and no capital gains incentive fees payable to the Investment Adviser.

Administration Agreement

MS Private Credit Administrative Services LLC, an indirect, wholly owned subsidiary of Morgan Stanley (the “Administrator”), is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement will continue from year to year if approved annually by the Board, including a majority of the Independent Directors. The most recent approval of the Administration Agreement was in August 2026.

For the three and nine months ended September 30, 2026 and September 30, 2025, no expenses were incurred under the Administration Agreement.

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

The composition of the Company's investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,268,835	$2,197,726	98.0%	$2,184,395	$2,141,391	97.9%
Second Lien Debt	7,567	7,584	0.3	17,092	17,401	0.8
Other Debt Investments	6,888	2,105	0.1	8,128	8,029	0.4
Equity	41,916	34,700	1.6	24,369	19,127	0.9
Total	$2,325,206	$2,242,115	100.0%	$2,233,984	$2,185,948	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	2.3%	1.5%
Air Freight & Logistics	0.0	0.5
Automobile Components	1.7	1.6
Automobiles	1.9	2.0
Banks	0.1	0.2
Beverages	0.1	0.1
Building Products	—	0.4
Capital Markets	0.4	—
Chemicals	1.5	1.5
Commercial Services & Supplies	9.8	9.4
Construction & Engineering	1.3	1.4
Consumer Staples Distribution & Retail	0.1	0.2
Containers & Packaging	1.0	1.0
Distributors	2.7	2.8
Diversified Consumer Services	5.2	5.8
Diversified Telecommunication Services	1.3	—
Electrical Equipment	0.2	0.2
Electronic Equipment, Instruments & Components	2.2	3.9
Financial Services	4.9	4.5
Food Products	0.3	—
Ground Transportation	1.5	1.3
Health Care Equipment & Supplies	1.9	1.3
Health Care Providers & Services	8.4	9.2
Health Care Technology	0.9	0.9
Industrial Conglomerates	2.7	4.0
Insurance Services	11.1	10.2
Interactive Media & Services	0.5	0.5
IT Services	5.1	4.9
Life Sciences Tools & Services	0.6	0.6
Machinery	1.6	1.6
Media	0.5	—
Multi-Utilities	0.2	0.7
Pharmaceuticals	0.9	1.0
Professional Services	4.8	4.9
Real Estate Management & Development	2.9	2.6
Software	18.4	18.3
Transportation Infrastructure	0.5	0.5
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$19,400	$19,418	0.9%	1.6%	$19,498	$19,794	0.9%	1.8%
Canada	52,690	52,819	2.4	4.5	63,459	63,688	2.9	5.7
United Kingdom	15,728	15,363	0.7	1.3	9,602	9,702	0.4	0.9
United States	2,237,388	2,154,515	96.0	182.4	2,141,425	2,092,764	95.8	186.2
Total	$2,325,206	$2,242,115	100.0%	189.8%	$2,233,984	$2,185,948	100.0%	194.6%

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
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
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

Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one-quarter lag in information.

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,209	$2,192,517	$2,197,726	$—	$33,242	$2,108,149	$2,141,391
Second Lien Debt	—	3,357	4,227	7,584	—	4,066	13,335	17,401
Other Debt Investments	—	—	2,105	2,105	—	—	8,029	8,029
Equity	—	—	34,700	34,700	—	—	19,127	19,127
Total	$—	$8,566	$2,233,549	$2,242,115	$—	$37,308	$2,148,640	$2,185,948
Cash equivalents	$45,385	$—	$—	$45,385	$47,217	$—	$—	$47,217
Unaffiliated money market fund	$11,180	$—	$—	$11,180	$23,676	$—	$—	$23,676

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,162,432	$7,446	$5,059	$32,711	$2,207,648
Purchases of investments(1)	94,344	—	—	650	94,994
Proceeds from principal repayments and sales of investments(2)	(47,143)	(3,149)	—	(518)	(50,810)
Accretion of discount/amortization of premium	1,621	3	—	—	1,624
Payment-in-kind	1,942	72	103	336	2,453
Net change in unrealized appreciation (depreciation)	(20,691)	(145)	(3,057)	1,515	(22,378)
Net realized gains (losses)	12	—	—	6	18
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$2,192,517	$4,227	$2,105	$34,700	$2,233,549
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(20,689)	$(145)	$(3,057)	$1,515	$(22,376)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,108,149	$13,335	$8,029	$19,127	$2,148,640
Purchases of investments(1)	342,997	—	—	16,355	359,352
Proceeds from principal repayments and sales of investments(2)	(242,115)	(8,990)	(1,789)	(688)	(253,582)
Accretion of discount/amortization of premium	5,592	8	23	—	5,623
Payment-in-kind	6,093	211	526	1,871	8,701
Net change in unrealized appreciation (depreciation)	(24,983)	(337)	(4,684)	(1,974)	(31,978)
Net realized gains (losses)	(28,128)	—	—	9	(28,119)
Transfers into/out of Level 3(3)	24,912	—	—	—	24,912
Fair value, end of period	$2,192,517	$4,227	$2,105	$34,700	$2,233,549
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(23,859)	$(337)	$(4,664)	$(1,974)	$(30,834)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
	Fair	Valuation	Significant Unobservable	Range(2)				Weighted
	Value	Technique(1)	Input	Low		High		Average(3)
Investments in first lien debt	$2,096,222	Yield Analysis	Discount Rate	8.81%		25.58%		10.55%
	75,102	Market Approach	EBITDA Multiple	6.25	x	11.00	x	8.72	x
	21,192	Market Approach	Revenue Multiple	0.29	x	1.50	x	1.11	x
Investments in second lien debt	4,165	Yield Analysis	Discount Rate					13.80%
	62	Market Approach	EBITDA Multiple					9.75	x
Investments in other securities:
Other debt	2,105	Market Approach	EBITDA Multiple					6.25	x
Preferred equity	5,384	Yield Analysis	Discount Rate	9.66%		27.34%		15.43%
	12,507	Market Approach	EBITDA Multiple	6.25	x	15.50	x	12.56	x
Common equity	15,072	Market Approach	EBITDA Multiple	6.25	x	17.50	x	11.32	x
	1,088	Income Approach	Revenue Multiple	0.29	x	20.25	x	20.22	x
	650	Yield Analysis	Discount Rate					10.56%
Total investments	$2,233,549

(1)
During the nine months ended September 30, 2026, ten debt investments with a combined fair value of $78.9 million transitioned from a yield analysis approach to a market approach using an EBITDA multiple. Two debt investments with a combined fair value of $18.8 million transitioned from a yield analysis to a market approach using a revenue multiple. One debt investment with a fair value of $2.4 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. Three equity investments with a combined fair value of $4.4 million transitioned from a yield analysis to a market approach using an EBITDA multiple. One equity investment with a fair value of $0.4 million transitioned from a market approach using a revenue multiple to a market approach using an EBITDA multiple. One equity investment with a fair value of $0.0 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. One equity investment with a fair value of $1.8 million transitioned from a market approach using an EBITDA multiple to a yield analysis.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying cost on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Barclays Funding Facility	3	$474,697	$474,697	$452,199	$452,199
BNP Funding Facility	3	238,000	238,000	227,000	227,000
JPM Funding Facility	3	377,727	377,727	433,759	433,759
Total		$1,090,424	$1,090,424	$1,112,958	$1,112,958

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$800,000	$474,697	$325,303	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	238,000	262,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	377,727	122,273	500,000	433,759	66,241
Total	$1,800,000	$1,090,424	$709,576	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 1,446 and 6,555, respectively.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate (1)	5.69%	6.41%	5.66%	6.54%
Combined weighted average effective interest rate (2)	6.03%	6.75%	5.99%	6.88%
Combined weighted average debt outstanding	$1,066,714	$982,194	$1,085,763	$1,005,361

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements for each of the credit facilities.

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

The summary information of the CBA Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$—	$—	$68
Facility unused commitment fees	—	—	—	36
Amortization of deferred financing costs	—	—	—	66
Total	$—	$—	$—	$170
Weighted average interest rate	—%	—%	—%	6.36%
Weighted average effective interest rate	—%	—%	—%	6.30%
Weighted average outstanding balance	$—	$—	$—	$6,095

(1)
For the nine months ended September 30, 2025, calculated for the period from December 31, 2024 through March 4, 2025 (termination date).

Barclays Funding Facility

On March 7, 2022, Financing SPV, a wholly owned subsidiary of the Company, entered into a credit and security agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Barclays Credit and Security Agreement”) with Financing SPV, as the borrower, the lenders party thereto (the “Lenders”), Barclays Bank PLC (“Barclays”), as the administrative agent for the Lenders, the Company, as the servicer and retention provider, and State Street Bank & Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the Lenders have agreed to extend credit to Financing SPV in an aggregate principal amount up to $800,000 at any one time outstanding, with up to an additional $150,000 available pursuant to an accordion feature (the “Barclays Funding Facility”).

The Barclays Funding Facility is a revolving funding facility with a reinvestment period ending June 9, 2028 and a final maturity date of the earlier of (i) June 9, 2035 and (ii) on or after June 9, 2030, the date selected by Barclays as administrative agent in its sole discretion pursuant to written notice to Financing SPV. Advances under the Barclays Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus, at Financing SPV’s option, either (a) a rate based on Term SOFR, Daily Simple SONIA (or if Daily Simple SONIA is not available the Central Bank Rate), EURIBOR or CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Barclays Credit and Security Agreement) or (b) a “base rate” (which with respect to US dollars is a rate per annum equal to the greater of a prime rate and the federal funds rate plus 0.50%; with respect to Canadian dollars is a rate per annum equal to the PRIMCAN Index and with respect to British Pounds and Euros is equal to the annual rate of interest announced from time to time by Barclays (or an affiliate thereof) as being its reference rate then in effect for determining interest rates on commercial loans made by it in the United Kingdom (with respect to GBP advances) or the Euro Zone (with respect to Euro advances), as applicable). The applicable margin with respect to advances under the Barclays Funding Facility is 1.90% per annum.

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

The summary information of the Barclays Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,513	$7,107	$19,133	$21,887
Facility unused commitment fees	402	189	778	564
Amortization of deferred financing costs	350	301	990	886
Total	$7,265	$7,597	$20,901	$23,337
Weighted average interest rate	5.62%	6.16%	5.59%	6.40%
Weighted average effective interest rate	5.93%	6.42%	5.88%	6.66%
Weighted average outstanding balance	$453,134	$451,288	$451,639	$451,193

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

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,573	$2,699	$10,709	$9,452
Facility unused commitment fees	501	790	1,456	1,752
Amortization of deferred financing costs	270	249	795	740
Total	$4,344	$3,738	$12,960	$11,944
Weighted average interest rate	5.93%	6.57%	5.92%	6.57%
Weighted average effective interest rate	6.37%	7.18%	6.36%	7.09%
Weighted average outstanding balance	$235,880	$160,696	$238,663	$189,593

JPM Funding Facility

On February 23, 2023, Financing SPV III, a wholly owned subsidiary of the Company, entered into a loan and security agreement (as amended, the “Loan and Security Agreement”) among Financing SPV III, as borrower, the Company, as parent and servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, the lenders party thereto (collectively, the “JPM Lenders”), and JPMorgan Chase Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the JPM Lenders have agreed to extend credit to Financing SPV III in an aggregate principal amount up to $500,000 at any one time outstanding (“JPM Funding Facility”).

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

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,422	$6,286	$16,758	$18,426
Facility unused commitment fees	172	217	436	757
Amortization of deferred financing costs	312	310	926	921
Total	$5,906	$6,813	$18,120	$20,104
Weighted average interest rate	5.62%	6.64%	5.59%	6.69%
Weighted average effective interest rate	5.94%	6.97%	5.90%	7.03%
Weighted average outstanding balance	$377,699	$370,210	$395,461	$363,168

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $319,792 and $294,919, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of September 30, 2026 and December 31, 2025, the Company had $1,000,010 and $1,000,010, respectively, in total capital commitments from common unitholders, of which $125,000 and $155,000, respectively, were uncalled.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2026	December 31, 2025
Net distributable earnings (accumulated losses), beginning of period	$(66,591)	$(24,853)
Net investment income (loss)	95,178	119,922
Net realized gain (loss)	(29,272)	(10,924)
Net unrealized appreciation (depreciation)	(34,156)	(30,102)
Distributions to unitholders	(95,294)	(120,588)
Tax reclassification of members' capital	—	(46)
Net distributable earnings (accumulated losses), end of period	$(130,135)	$(66,591)

The following table summarizes the total Common Units issued and proceeds from the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026:

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 and for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
May 05, 2026	June 30, 2026	July 06, 2026	0.47	31,299
August 04, 2026	September 30, 2026	October 05, 2026	0.49	33,496
Total Distributions			$1.43	$95,294
For the Nine Months Ended September 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
Total Distributions			$1.56	$91,009

The Company adopted an “opt-out” distribution reinvestment plan. As a result, unless unitholders elect to “opt-out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional Common Units, rather than receiving cash. Unitholders who receive distributions in the form of Common Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes. Units issued under the DRIP will not reduce a unitholder’s outstanding capital commitment.

The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
April 06, 2026	1,701,653	30,342
July 06, 2026	1,767,471	31,159
Total	5,083,977	$90,954

The following table summarizes the units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
Total	4,951,487	$92,963

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in Members' Capital from operations	$9,252	$22,953	$31,750	$64,654
Weighted average Common Units outstanding	68,264,042	59,939,800	66,031,635	58,326,890
Basic and diluted earnings (loss) per Common Unit	$0.14	$0.38	$0.48	$1.11

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.24	$18.94
Net investment income (loss)	1.44	1.54
Net unrealized and realized gain (loss)(2)	(0.97)	(0.44)
Net increase (decrease) in net assets resulting from operations	0.47	1.10
Dividends declared	(1.43)	(1.56)
Total increase (decrease) in net assets	(0.96)	(0.46)
Net asset value, end of period	$17.28	$18.48
Units outstanding, end of period	68,360,101	59,974,447
Weighted average units outstanding	66,031,635	58,326,890
Total return based on net asset value(3)	2.66%	5.98%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,181,117	$1,108,573
Ratio of expenses before waivers to average Members’ Capital(4)	7.24%	8.42%
Ratio of net expenses to average Members’ Capital(4)	7.10%	8.42%
Ratio of net investment income to average Members’ Capital(4)	10.91%	11.13%
Ratio of total contributed capital to total committed capital, end of period	87.50%	84.50%
Asset coverage ratio(5)	208.00%	213.00%
Portfolio turnover rate	10.45%	10.76%

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
(5)
Asset coverage is calculated in accordance with Section 18(h) of the Investment Company Act of 1940, as amended (the “1940 Act”), as the ratio that the value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. Effective October 14, 2021, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to October 14, 2021, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On November 3, 2026, the Board declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2026 through December 31, 2026, payable on or about January 6, 2027 to unitholders of record as of December 31, 2026.

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition, and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
•
out-of-pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
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
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, holding, settling, clearing, monitoring or disposing of prospective or actual investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
dues and expenses incurred in connection with membership in industry or trade organizations;
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
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of
	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,268,835	$2,197,726	98.0%	$2,184,395	$2,141,391	97.9%
Second Lien Debt	7,567	7,584	0.3	17,092	17,401	0.8
Other Debt Investments	6,888	2,105	0.1	8,128	8,029	0.4
Equity	41,916	34,700	1.6	24,369	19,127	0.9
Total	$2,325,206	$2,242,115	100.0%	$2,233,984	$2,185,948	100.0%

Our debt portfolio displayed the following characteristics of each of our investments unless(1),(2) otherwise noted:

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	214	202
Number of industries	37	34
Number of new investment commitments in portfolio companies	19	40
Number of investment commitments exited or fully repaid	7	10
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.4%	9.1%
Weighted average yield on debt and income producing investments, at fair value(3)	9.7%	9.3%
Weighted average yield on total portfolio, at cost(4)	9.2%	9.0%
Weighted average yield on total portfolio, at fair value(4)	9.6%	9.2%
Weighted average 12-month EBITDA	$164.6	$171.7
Median 12-month EBITDA	93.1	93.0
Weighted average net leverage through tranche(5)	5.9x	6.1x
Weighted average interest coverage(6)	1.9x	1.7x
Weighted average loan to value(7)	39.7%	41.2%
Percentage of debt investments with one or more financial covenants	51.0%	47.9%
Percentage of our debt investments that are sponsor backed	98.0%	98.4%
Percentage of loans and other debt in support of LBOs and acquisitions	55.5%	65.2%
Percentage of our debt portfolio subject to business cycle volatility	6.1%	5.3%
Average position size of our investment, at fair value (in millions)	$10.5	$10.8

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross principal balance(1)	$114,431	$98,695
Net new investments committed	$114,431	$98,695
Investments, at cost
Investments, beginning of period	$2,276,904	$2,090,759
New investments purchased	91,847	104,934
Net accretion of discount on investments	1,673	2,108
Payment-in-kind	2,452	1,739
Net realized gain (loss) on investments	19	(7,318)
Investments sold or repaid	(47,689)	(101,452)
Investments, end of period	$2,325,206	$2,090,770
Principal amount of investments funded
First lien debt investments	$92,219	$105,377
Equity (2)	650	492
Total	$92,869	$105,869
Amount of investments sold/fully repaid, at principal
First lien debt	$38,268	$42,000
Total	$38,268	$42,000

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

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All newly originated or acquired investments are initially included in Risk Rating 2.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$11,056	0.5%	$972	0.0%
Risk rating 2	2,116,848	94.4	2,080,283	95.2
Risk rating 3	98,978	4.4	71,335	3.3
Risk rating 4	15,233	0.7	33,358	1.5
Total	$2,242,115	100.0%	$2,185,948	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,283,478	98.2%	$2,175,515	97.4%
Non-accrual (1)	41,728	1.8	58,469	2.6
Total	$2,325,206	100.0%	$2,233,984	100.0%

(1) As of September 30, 2026 and December 31, 2025, we had certain investments in seven and three portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$53,898	$53,391	$159,786	$161,566
Less: Net expenses	21,184	23,315	64,494	71,652
Net investment income before taxes	32,714	30,076	95,292	89,914
Less: Excise tax expense	38	28	114	46
Net investment income after taxes	32,676	30,048	95,178	89,868
Net realized gain (loss)	(501)	(7,312)	(29,272)	(10,932)
Net change in unrealized appreciation (depreciation)	(22,923)	217	(34,156)	(14,282)
Net increase (decrease) in Members' Capital resulting from operations	$9,252	$22,953	$31,750	$64,654

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$50,985	$50,389	$149,187	$149,998
Payment-in-kind	1,866	2,012	6,366	8,295
Dividend income	464	404	2,254	1,200
Other income	583	586	1,979	2,073
Total Investment Income	$53,898	$53,391	$159,786	$161,566

In the table above, total investment income remained relatively unchanged for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2026, 3.5% and 4.0%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2025, 3.8% and 5.1%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three and nine months ended September 30, 2026 we recorded $298 and $1,609, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $686 and $1,425 for the three and nine months ended September 30, 2025, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$17,515	$18,148	$51,981	$55,555
Management fees	1,094	1,056	3,263	3,168
Income-based incentive fees	2,119	2,791	6,342	8,348
Professional fees	763	755	2,863	2,360
Directors' fees	53	51	160	153
General and other expenses	259	514	1,122	2,068
Total expenses	21,803	23,315	65,731	71,652
Management fees waiver	(619)	—	(1,237)	—
Net expenses	$21,184	$23,315	$64,494	$71,652
Excise tax expense	$38	$28	$114	$46

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, decreased from $18,148 and $55,555 for the three and nine months ended September 30, 2025, respectively, to $17,515 and $51,981 for the three and nine months ended September 30, 2026, respectively. The decrease was primarily driven by the reduction in base rates, repricing of existing applicable margins and lower unused fees.

Management Fees

Management fees were $475 and $2,026, net of waiver, for the three and nine months ended September 30, 2026, respectively. Management fees were $1,056 and $3,168 for the three and nine months ended September 30, 2025, respectively.

Incentive Fees

The income-based incentive fees were $2,119 and $6,342 for the three and nine months ended September 30, 2026, respectively. The income-based incentive fees were $2,791 and $8,348 for the three and nine months ended September 30, 2025, respectively.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(486)	$(7,320)	$(28,572)	$(10,945)
Foreign currency and other transactions	(15)	8	(700)	13
Net realized gain (loss)	(501)	(7,312)	(29,272)	(10,932)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(22,730)	863	(31,263)	(13,859)
Non-controlled/affiliated investments	(195)	(626)	(2,813)	(514)
Translation of assets and liabilities in foreign currencies	2	(20)	(80)	91
Net change in unrealized appreciation (depreciation)	(22,923)	217	(34,156)	(14,282)
Net realized and unrealized gains (losses)	$(23,424)	$(7,095)	$(63,428)	$(25,214)

For the nine months ended September 30, 2026, net realized loss was $29,272, which was primarily due to the restructuring of certain portfolio companies. For the nine months ended September 30, 2025, net realized loss on our investments was $10,932, which was primarily due to the sale/repayment on certain equity positions and the restructuring of certain portfolio companies.

For the nine months ended September 30, 2026, net change in unrealized depreciation of $34,156 was primarily the result of changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $14,282 was primarily the result of changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private offering of our Common Units. Our primary uses of cash are investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of September 30, 2026, we had three revolving credit facilities outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2026, we had approximately $56.6 million of cash and cash equivalents, and short-term investments (including investments in money market funds), which taken together with our approximately $709.6 million of availability under our credit facilities (subject to borrowing base availability) and our approximately $125.0 million of uncalled capital commitments to purchase Common Units, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments of $319.8 million.

Unregistered Sales of Equity Securities

As of September 30, 2026, we had received aggregate capital commitments of $1,000 million.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026.

Unit Issuance Date	Common Units Issued	Amount
March 25, 2026	1,652,893	$30,000
Total	1,652,893	$30,000

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 and September 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
February 26, 2026	March 31, 2026	April 06, 2026	$0.47	$30,499
May 05, 2026	June 30, 2026	July 06, 2026	0.47	31,299
August 04, 2026	September 30, 2026	October 05, 2026	0.49	33,496
Total Distributions			$1.43	$95,294
For the Nine Months Ended September 30, 2025
February 27, 2025	March 31, 2025	April 03, 2025	$0.54	$30,648
May 08, 2025	June 30, 2025	July 03, 2025	0.51	29,774
August 05, 2025	September 30, 2025	October 03, 2025	0.51	30,587
Total Distributions			$1.56	$91,009

We have adopted an “opt-out” distribution reinvestment plan. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of the same class of units to which the distribution relates unless they specifically “opt-out” of the DRIP and elect to receive distributions in cash.

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2026 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2026	1,614,853	$29,453
April 06, 2026	1,701,653	30,342
July 06, 2026	1,767,471	31,159
Total	5,083,977	$90,954

The following table summarizes the Common Units issued to unitholders who participated in the DRIP for the nine months ended September 30, 2025 and the value of such units as of the payment dates:

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	1,733,215	$32,827
April 03, 2025	1,624,468	30,475
July 03, 2025	1,593,804	29,661
Total	4,951,487	$92,963

Debt

Our outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Barclays Funding Facility(1)	$800,000	$474,697	$325,303	$600,000	$452,199	$147,801
BNP Funding Facility	500,000	238,000	262,000	500,000	227,000	273,000
JPM Funding Facility(2)	500,000	377,727	122,273	500,000	433,759	66,241
Total	$1,800,000	$1,090,424	$709,576	$1,600,000	$1,112,958	$487,042

(1)
Under the Barclays Funding Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, we had borrowings denominated in Euros (EUR) of 1,446 and 6,555.
(2)
Under the JPM Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian Dollars (CAD) of 350 and 350, Euros (EUR) of 557 and 557, and British Pound Sterling (GBP) of 186 and 186, respectively.

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On November 3, 2026, our Board declared a distribution equal to an amount up to our taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2026 through December 31, 2026, payable on or about January 6, 2027 to unitholders of record as of December 31, 2026.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1, of this Report, including Note 2 “Summary of Significant Accounting Policies.”

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

As of September 30, 2026, approximately 99.8 % of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$67,925	$(32,713)	$35,212
Up 200 basis points	$45,301	$(21,809)	$23,492
Up 100 basis points	$22,676	$(10,904)	$11,772
Up 25 basis points	$5,708	$(2,726)	$2,982
Down 25 basis points	$(5,605)	$2,726	$(2,879)
Down 100 basis points	$(22,573)	$10,904	$(11,669)
Down 200 basis points	$(45,196)	$21,809	$(23,387)
Down 300 basis points	$(67,544)	$32,713	$(34,831)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K and under Part II, Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no issuances of our Common Units during the three months ended September 30, 2026, as part of our private offering of Common Units pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 10, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)